Form 10-Q
period 1996-03-31
FIRST PATRIOT BANKSHARES CORP
filed 1996-05-14
CIK 855645

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the three months ended March 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                       SEC Commission File No :  0-22578


                    FIRST PATRIOT BANKSHARES CORPORATION
                    ------------------------------------
           (Exact name of registrant as specified in its charter)


             State of  Virginia                                54-1514125
- - -------------------------------------------------       ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

2071 Chain Bridge Road, Vienna, Virginia                         22182
- - ----------------------------------------                        ------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code : (703) 471-0900

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No   .
                                              ---    ---


Common stock, $2.50 par value per share          Outstanding at April 30, 1996
- - ---------------------------------------          -----------------------------
               (Title of Class)                          2,018,924 shares
                                                         ----------------

                      FIRST PATRIOT BANKSHARES CORPORATION

                                   FORM 10-Q


                                     INDEX

PART I   FINANCIAL INFORMATION                                                         PAGE
- - ------   ---------------------                                                         ----
Item 1.  Condensed Financial Statements (unaudited)

         Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995........................................... 3

         Consolidated Statements of Operations
         Three months ended March 31, 1996 and 1995....................................  4

         Consolidated Statements of Stockholders' Equity
         Three months ended March 31, 1996 and 1995..................................... 5

         Consolidated Statements of Cash Flows
         Three months ended March 31, 1996 and 1995..................................... 6

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II                   OTHER INFORMATION
- - -------                   -----------------


Item 6.  Exhibits and Reports on Form 8-K

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,             DECEMBER 31,
(dollars in thousands)                                                          1996*                   1995
- - ----------------------------------------------------------------------------------------------------------------
ASSETS

Earning assets

  Loans                                                                        $99,237                  $93,759
  Loans held for sale                                                           10,294                   12,917
  Allowance for loan losses                                                     (1,459)                  (1,332)
- - ----------------------------------------------------------------------------------------------------------------
  Loans, net of allowance for loan losses                                      108,072                  105,344
  Investments  available  for sale at fair value                                34,782                   28,665
  Federal funds sold                                                             2,562                   10,219
- - ----------------------------------------------------------------------------------------------------------------
Total earning assets, net of allowance for loan losses                         145,416                  144,228
  Cash and due from banks                                                        7,891                    7,879
  Premises and equipment, net                                                    5,334                    4,894
  Other assets                                                                   2,253                    1,790
- - ----------------------------------------------------------------------------------------------------------------
Total assets                                                                  $160,894                 $158,791
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Non-interest bearing deposits                                                $26,610                  $28,555
  Interest bearing deposits                                                     98,740                   91,704
- - ----------------------------------------------------------------------------------------------------------------
Total deposits                                                                 125,350                  120,259
  Other borrowings                                                              21,366                   23,915
  Accrued expenses and other liabilities                                         1,273                    1,879
- - ----------------------------------------------------------------------------------------------------------------
Total liabilities                                                              147,989                  146,053
- - ----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Total stockholders' equity                                                      12,905                   12,738
- - ----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $160,894                 $158,791
================================================================================================================

See accompanying notes to consolidated financial statements.
 * Unaudited

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                             -------------------------------------
(dollars in thousands)                                                                      1996              1995
- - ------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

  Interest and fees on loans                                                              $2,790            $1,996
  Interest on investments                                                                    468               237
  Interest on federal funds sold                                                             162                81
- - ------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                 3,420             2,314

INTEREST EXPENSE

  Interest on deposits                                                                     1,125               693
  Interest on other borrowings                                                               237               133
- - ------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                1,362               826
- - ------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                   2,058             1,488

Provision for loan losses                                                                    127                38
- - ------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                        1,931             1,450
NON-INTEREST INCOME
  Service charges on deposit accounts                                                        138               102
  Other income                                                                               385               245
  Gain on sale of loans and investments, net                                                  (8)               40
- - ------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                               515               387

NON-INTEREST EXPENSE

  Salaries and benefits                                                                      914               728
  Occupancy and equipment                                                                    164               211
  Other operating expense                                                                    726               475
- - ------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                            1,804             1,414
- - ------------------------------------------------------------------------------------------------------------------
Income before income tax                                                                     642               423
Income tax expense                                                                           251               132
- - ------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $391              $291
==================================================================================================================

Earnings per  share (note 2):

      Earnings per common share and common equivalent share                                $0.17             $0.14
==================================================================================================================
      Earnings per common share-assuming full dilution                                     $0.17             $0.14
==================================================================================================================


See accompanying notes to consolidated financial statements.

Weighted Average Shares Outstanding-Primary                                            2,241,837
Weighted Average Shares Outstanding-Fully Diluted                                      2,241,837

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)

                                                                                 UNREALIZED GAIN (LOSS)
                                                                                    ON AVAILABLE FOR
                                                                     ADDITIONAL     SALE INVESTMENTS    ACCUMULATED       TOTAL
                                                         COMMON        PAID-IN      NET OF DEFERRED      (DEFICIT)    STOCKHOLDERS'
(dollars in thousands)                                    STOCK        CAPITAL           TAXES            SURPLUS        EQUITY
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance,  January 1, 1995                                   $4,924        $5,039               ($244)        $1,113        $10,832
Cash dividends paid                                             --            --                  --            (39)          ($39)
Unrealized gain on available for sale investments,
   net of deferred taxes                                        --            --                 107             --            107
Net income                                                      --            --                  --            291            291
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                                     $4,924        $5,039               ($137)        $1,365        $11,191
===================================================================================================================================

Balance,  January 1, 1996                                   $5,013        $5,155                $110         $2,460        $12,738
Net proceeds from the issuance of common stock                 $33           $94                  --             --           $127
Cash dividends paid                                             --            --                  --            (61)          ($61)
Unrealized gain on available for sale investments,
   net of deferred taxes                                        --            --                (290)            --           (290)
Net income                                                      --            --                  --            391            391
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                     $5,046        $5,249               ($180)        $2,790        $12,905
===================================================================================================================================

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                       ----------------------------
(dollars in thousands)                                                                         1996           1995
- - -------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME                                                                                     $391           $291
ADJUSTMENTS FOR NONCASH ITEMS INCLUDED IN NET INCOME:
  Depreciation and amortization                                                                 150             98
  Provision for loan losses                                                                     127             38
  (Gain)/Loss on sale of loans                                                                    8            (40)
  Increase in other assets                                                                     (394)          (238)
  Increase (decrease) in accrued expenses and other liabilities                                (549)           261
- - -------------------------------------------------------------------------------------------------------------------
      Net cash provided  by operating activities                                               (267)           410
- - -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in banking subsidiary loans                                                   (6,065)        (3,509)
  Proceeds from sale of loans                                                                 3,244            733
  Purchase of investments                                                                   (16,067)          (532)
  Proceeds from maturity of investments                                                       9,511            510
  Acquisition of premises and equipment                                                        (609)          (471)
- - -------------------------------------------------------------------------------------------------------------------
       Net cash flow used by investing activities                                            (9,986)        (3,269)
- - -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits                                                            (1,945)        (2,131)
  Net increase in NOW and savings accounts                                                    3,697            242
  Net increase in money market accounts                                                         425          2,583
  Net increase in time deposits                                                               2,914          2,457
  Net increase (decrease) in other borrowings                                                (2,546)         2,325
  Net decrease in notes payable                                                                  (3)            --
  Net increase in capital from new stock issues                                                 127             --
  Cash dividends paid                                                                           (61)           (39)
- - -------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                              2,608          5,437
- - -------------------------------------------------------------------------------------------------------------------

       Net increase (decrease) in cash and cash equivalents                                  (7,645)         2,578

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 18,098          9,986
- - -------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $10,453        $12,564
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

INTEREST PAID TO DEPOSITORS                                                                  $1,423           $830
INTEREST ON SHORT-TERM BORROWINGS                                                               259            118
UNREALIZED LOSS ON AVAILABLE FOR SALE INVESTMENTS                                              (272)          (208)
INCOME TAXES PAID                                                                               475             --
===================================================================================================================

                      FIRST PATRIOT BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)



         The accompanying unaudited consolidated financial statements, which include the accounts of First Patriot Bankshares Corporation, (the "Company") and its wholly-owned subsidiary, Patriot National Bank, (the "Bank") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.


NOTE 1 - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders on Form 10-K for the year ended December 31, 1995 which contain the Company's accounting policies and other data.


NOTE 2 - COMMON STOCK AND EARNINGS PER SHARE

         Common stock issued and outstanding totaled 2,018,479 shares at March 31, 1996 and 2,005,200 shares at December 31, 1995. Stock options outstanding at March 31, 1996, and December 31, 1995, totaled 120,708 and 112,480,
respectively.   Warrants outstanding totaled 271,798 at both March 31, 1996 and
December 31, 1995. The total number of options and warrants outstanding has been retroactively adjusted for a 2% stock dividend issued on June 30, 1994 and a two for one stock split issued on April 30, 1993.

         Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options and warrants. The number of common shares was increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeded the exercise price of the options and warrants. This increase in the number of shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options and warrants; those purchases were assumed to have been made when the market price of the common stock exceeded the exercise price of the options and warrants. The average number of shares used in the determination of earnings per common share and common equivalent share and earnings per common share assuming full dilution were 2,241,837 and 2,063,863 respectively, for the three months ended March 31, 1996 and 1995.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CONSOLIDATED FINANCIAL REVIEW

         During the first quarter of 1996, the Company continued its expansion with the opening of three loan production offices located in Front Royal, Warrenton, and Winchester, Virginia. Net income for the first quarter of 1996 was $391 thousand up 34% from $291 thousand for the first quarter of 1995. Primary earnings per share was $.17 for the first quarter of 1996 compared to $.14 for the same period in 1995. This increase in net income is primarily due to continued growth in the Bank's loan portfolio. Return on average equity increased from 10.65% from the first quarter of 1995 to 11.96% for the first quarter of 1996. Return on average assets declined 10% to 1.00% due partially to increased expenses associated with branch expansion and an increase in the provision for loan losses. Assets totaled $160.9 million at March 31, 1996, up from $158.8 million at December 31, 1995.

BALANCE SHEET ANALYSIS

LOANS

         Total loans net of unearned income were $109.5 million at March 31, 1996 compared to $106.7 million at December 31, 1995. A schedule of outstanding loans at March 31, 1996 and December 31, 1995 is shown below.

                                                             MARCH 31      DECEMBER 31
(dollars in thousands)                                         1996           1995
- - ---------------------------------------------------------------------------------------
Commercial  & SBA                                              $30,454         $32,270
Commercial mortgage                                             26,332          23,187
Construction                                                    17,974          16,777
Residential Mortgage                                            12,697          12,431
Home Equity                                                      5,433           5,275
Installment                                                      6,776           4,243
SBA loans held for Sale                                         10,294          12,917
                                                     ----------------------------------
     Total Gross Loans                                        $109,960        $107,100
Unearned Income                                                   (428)           (424)
                                                     ----------------------------------
     Loans, net of unearned income                            $109,532        $106,676
Allowance for Loan Losses                                       (1,459)         (1,332)
                                                     ----------------------------------
     Loans, net of allowance for loan losses                  $108,073        $105,344
                                                     ==================================

         Commercial and residential mortgage loans accounted for 35.6% of the loan portfolio, net of unearned income, at March 31, 1996, compared to 33.3% at December 31, 1995. These loans are for primarily owner-occupied or fully leased real estate. At March 31, 1996 real estate construction loans comprised approximately 16.4% of the Company's loan portfolio as compared to 15.7% at December 31, 1995. The loans are primarily used for construction of owner-occupied pre-sold residential homes and are considered an attractive type of lending due to their short-term maturities and higher yields. Commercial and S.B.A. loans totaled $30.5 million or 27.8% of the Bank's total loan portfolio at the end of the first quarter of 1996. At December 31, 1995 these loans amounted to $32.3 million or 30.3% of the Bank's loan portfolio. Commercial business loans typically are made on the basis of the borrower's ability to make payment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. $21.0 million of loans in this category consist of the non-guaranteed portion of S.B.A. loans currently participated out or held for sale.

          The Bank is a "Preferred" S.B.A. lender. This designation means that the S.B.A. has reviewed the Bank's loan procedures and determined that the Bank meets S.B.A. standards for the underwriting and packaging of loans. At March 31, 1996 total S.B.A. loans were $19.8 million or 18.0% of total loans, constituting one of the fastest growing segments of the Bank's loan portfolio. Total S.B.A. loans held for sale were $10.3 million at March 31, 1996, which was 9.4% of the Bank's total loan portfolio. S.B.A. loans are 75-90% guaranteed by the Federal government. The guaranteed portion of S.B.A. loans are saleable in the secondary market.

         Installment loans increased from $4.2 million at December 31, 1995 to $6.8 million at March 31, 1996; an increase of 60%. Installment loans consist primarily of loans to individuals and credit card loans. Home Equity loans were up slightly from December 31, 1995 to 5.4 million at March 31, 1996.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level at which estimated loan losses inherent in the loan portfolio are covered. The allowance consists of funds set aside for specific loans and a general unallocated reserve to offset any additional allocations needed. At March 31, 1996 the allowance was $1.46 million or 1.33% of gross loans. This is up from $1.3 million and 1.25% of gross loans at December 31, 1995.The increase in the allowance for loan losses is partially due to the growth in loans and a change in the credit classification of one commercial loan that was subsequently placed on non-accrual.

NON-PERFORMING AND PAST-DUE LOANS

         At March 31, 1996 there were two loans totaling $76 thousand that were past due 90 days or greater. Past due loans of 90 days or greater at December 31, 1995 consisted of three loans for $223 thousand. There were no loans on non-accrual at March 31, 1996 or December 31, 1995; however, subsequent to the first quarter, one loan was placed on non-accrual in the amount of $508 thousand.


ALLOWANCE FOR LOAN LOSSES

                                                         Three months      Year ended
                                                        ended March 31    December 31
(dollars in thousands)                                        1996            1995
- - ---------------------------------------------------------------------------------------
Beginning Balance                                               $1,332            $965
Provision for the period                                           127             372
Charge-offs                                                        --               (9)
Recoveries                                                         --                4
- - ---------------------------------------------------------------------------------------
Balance at end of period                                        $1,459          $1,332
=======================================================================================

Allowance to loans *                                             1.33%           1.25%
Net charge-offs to average loans *                                 --            0.01%
Net charge-offs to allowance                                       --            0.38%

* net of unearned income


INVESTMENTS

         The Company's securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government Agency mortgage backed securities and tax exempt obligations of states and political subdivisions.

SECURITIES - AVAILABLE FOR SALE

                                                   March 31, 1996                       December 31, 1995
                                           --------------------------------------------------------------------
(dollars in thousands)                      Amortized Cost   Fair Value          Amortized Cost   Fair Value
- - ---------------------------------------------------------------------------------------------------------------
U.S. Treasury securites                             $2,999         $3,005                $2,999         $3,010
U.S. Government securities                          30,425         30,158                23,928         24,087
Municipal securities - Revenue
   Obligations                                         235            234                   235            233
Mortgage backed securites
   Guaranteed by GNMA                                  667            658                   678            678
All other equity securities                            677            677                   657            657
- - ---------------------------------------------------------------------------------------------------------------
Total Securities                                   $35,004        $34,732               $28,497        $28,665
===============================================================================================================

         All of the company's investments at March 31, 1996 and December 31, 1995 were classified as available for sale. The Financial Accounting Standards Board requires that available for sale securities by recorded at fair value. The associated unrealized gains or losses on these securities are recorded, net of tax, as a separate component of stockholders' equity. There was an unrealized loss at March 31, 1996 of $272 thousand and an unrealized gain of $168 thousand on December 31, 1995. The securities portfolio is summarized on the previous page.

DEPOSITS

         Total deposits were $125.3 million at March 31, 1996 up $5.1 million from December 31, 1995. The Bank offers a full range of deposit services, including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Deposits represent the primary funding source of the Company and the increase in deposits is largely due to the increased number of banking offices. A summary of deposit balances at March 31, 1996 and December 31, 1995 are shown in the following schedule.

                                                          March 31      December 31
(dollars in thousands)                                      1996           1995
- - ------------------------------------------------------------------------------------
NOW                                                           $11,091        $10,147
Savings                                                        11,373          8,620
Money Market                                                   19,596         19,171
Certificates of Deposit less than $100,000                     32,878         32,117
Certificates of Deposit greater than $100,000                  16,711         14,617
IRA and Keogh                                                   7,092          7,032
- - ------------------------------------------------------------------------------------
     Total Interest-Bearing Deposits                          $98,741        $91,704
Non-Interest-Bearing Deposits                                  26,609         28,555
- - ------------------------------------------------------------------------------------
Total Deposits                                               $125,350       $120,259
====================================================================================

OTHER BORROWINGS

         The Company borrows short-term and long-term monies in the form of purchased Federal Funds, repurchase agreements, master note agreements, and from the Federal Home Loan Bank of Atlanta. At both March 31, 1996 and December 31, 1995 there were no Federal Funds Purchased. A summary of other borrowings is presented to the right.

                                    March 31,    December 31,
(dollars in thousands)                 1996          1995
- - -------------------------------------------------------------
Repurchase agreements                    $4,921        $4,916
Master note agreements                   13,805        15,491
FHLB  borrowings                          1,445         2,309
Other long-term debt                      1,196         1,199
- - -------------------------------------------------------------
Total Other Borrowings                  $21,366       $23,915
=============================================================

INTEREST RATE SENSITIVITY

         The Company monitors interest rate sensitivity of the balance sheet and reviews asset and liability repricing weekly to minimize the earnings sensitivity to changes in interest rates while maintaining a net interest margin within the Company's objectives. The following table represents the Company's interest rate sensitivity at March 31, 1996, using known maturities and repricing schedules of loans, deposits and securities. This table presents a position that existed at one particular day and is not necessarily indicative of the Company's position at any other time.

RATE SENSITIVITY ANALYSIS AT MARCH 31, 1996

                                                                        Interest Sensitivity Period
                                              ------------------------------------------------------------------------------------
                                                                  After 3 months    After 6 months
(dollars in thousands)                         Within 3 months   Within 6 months  Within 12 months   After 12 months      Total
- - ----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                                                   79,146             5,038             3,966            21,382       109,532
Investment securities                                    2,250             2,500               999            29,032        34,781
Federal Funds Sold                                       2,562               --                --                --          2,562
- - ----------------------------------------------------------------------------------------------------------------------------------
               Total earning assets                     83,958             7,538             4,965            50,414       146,875
==================================================================================================================================
EARNING ASSET FUNDING:
Interest-bearing deposits                               57,845             6,161             9,904            24,831        98,741
Other borrowed funds                                    19,049               --                861               260        20,170
Other long-term debt                                       --                --                --              1,196         1,196
Non-interest bearing funds                              26,609               --                --                --         26,609
- - ----------------------------------------------------------------------------------------------------------------------------------
              Earning assets funding                   103,503             6,161            10,765            26,287       146,716
==================================================================================================================================
RATE SENSITIVITY GAP:
Period                                                 (19,545)            1,377            (5,800)           24,127           159
Cumulative                                             (19,545)          (18,168)          (23,968)              159           --
- - ----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
Period                                                 -13.31%             0.94%            -3.95%            16.43%         0.11%
Cumulative                                             -13.31%           -12.37%           -16.32%             0.11%         0.00%
- - ----------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

         The Company maintains a stable base of core deposits, cash and cash equivalents, federal funds sold, and securities available for sale to meet potential funding needs of loan and deposit customers. The total of cash and due from banks, available for sale securities and Federal funds sold was $45.2 million at March 31, 1996 and $41.4 million at December 31, 1995, respectively; an increase of 9.2%.

CAPITAL REQUIREMENTS

         In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 and Tier 2 capital is "total-risk based capital." The Company's Tier 1 capital and total risk-based capital ratios as of March 1996 are presented in the table below.

REGULATORY CAPITAL

                                                        Patriot National   First Patriot             Well-
                                                              Bank        Bankshares Corp.        Capitalized
                                                            MARCH 31          MARCH 31             Regulatory
(dollars in thousands)                                        1996              1996                Minimums
- - -------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 Capital:
   Shareholders' common equity                                   $11,121           $12,907
   Less disallowed intangibles                                       --                237
   Add unrealized holding losses
      on available for sale securities                               272               272
- - -------------------------------------------------------------------------------------------
                 Total Tier 1 capital                             11,393            12,942
- - -------------------------------------------------------------------------------------------
Tier 2 Capital:
   Qualifying allowance for loan
      losses                                                       1,397             1,411
- - -------------------------------------------------------------------------------------------
                 Total Tier 2 capital                              1,397             1,411
- - -------------------------------------------------------------------------------------------
           Total Capital                                         $12,790           $14,353
===========================================================================================
Gross risk-adjusted assets                                       111,739           112,895
   Less excess allowance for loan
     losses                                                           63                48
- - -------------------------------------------------------------------------------------------
               Net risk-adjusted assets                          111,676           112,847
Average total assets                                             156,142           158,459
- - -------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to net risk-adjusted
   assets                                                         10.20%            11.47%          6.00%
Tier 2 capital to net risk-adjusted
   assets                                                          1.25%             1.25%
- - ---------------------------------------------------------------------------------------------------------
Total capital to net risk-adjusted
   assets                                                         11.45%            12.72%         10.00%
=========================================================================================================

         In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional amount of at least 100 to 200 basis points. The Company's Leverage ratio as of March 31, 1996 are summarized in the table above. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The Bank is subject to capital requirements adopted by the OCC that are substantially similar to those that apply to the Company. These ratios are in the table on the prior page.

INCOME STATEMENT ANALYSIS

         Interest income accounted for 86% of the Company's total income for the first quarter of 1996. Interest income was $3.4 million for the quarter ended March 31, 1996 compared to $2.3 million for the same period in 1995. The increase in interest income is a result of increased volume in earning assets. Interest and fees on loans totaled $2.8 million for the first quarter of 1996, up approximately 40% over the same period in 1995. Interest on investment securities increased 97% from $237 thousand in the first quarter of 1995 to $468 thousand as of March 31, 1996.

         Average earning assets totaled approximately $146 million for the first quarter of 1996, compared to $98.2 million for the first quarter of 1995; an increase of 49%. Average loans increased from $76.8 million in the first quarter of 1995 to $108.2 million for the same period in 1996.

         Average interest-bearing deposits in the first quarter of 1996 increased 49.5% over the first quarter of 1995. Average other borrowed funds was $19.4 thousand for the first quarter of 1996, representing a 78.1% increase over the same period in 1995. Interest expense was $1.4 million and $.8 million for the quarters ended March 31, 1996 and 1995, respectively. Net interest income was $1.9 million for the quarter ended March 31, 1996 and $1.4 million for the quarter ended March 31, 1995; an increase of 33.2%.

         Non-interest income consists mostly of service charges and fees on bank services and deposit accounts. Total non-interest income was $515 thousand for the first quarter of 1996 and $387 thousand for the same period in 1995; an increase of 33.1%.

         Salaries and benefits, occupancy and equipment, and other operating expenses make up the total of non-interest expense. These expenses increased $390 thousand from March 31, 1995 to March 31, 1996 to the current balance of $1.8 million. The increased non-interest expense is due to the expansion of the bank from 5 branches at March 31, 1995 to 8 branches and 3 loan production offices at March 31, 1996.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PATRIOT BANKSHARES CORPORATION
- - ------------------------------------



By:                         /s/
       -------------------------------------------------        May 14, 1996
       Carroll C. Markley
       President, Chief Executive Officer
       and Director




By:                         /s/
       -------------------------------------------------        May 14, 1996
       Charles Wimer
       Senior Vice President and Chief Financial Officer

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.


Financial statements and schedules are included in Part 1, Item 1 above.

Exhibit 11 - Computation of earnings per share is on page 18.

Form 8 K - There were no reports on Form 8 K filed during the first quarter.