Form 10-Q
period 1996-06-30
FIRST PATRIOT BANKSHARES CORP
filed 1996-08-13
CIK 855645

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the six months ended June 30, 1996

/  /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.


                       SEC Commission File No :  0-22578


                      FIRST PATRIOT BANKSHARES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



       State of Virginia                                      54-1514125
- ----------------------------------------                 ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

2071 Chain Bridge Road, Vienna, Virginia                         22182
- ----------------------------------------                         -----
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
                                              ---    ---


Common stock, $2.50 par value per share             Outstanding at July, 31 1996
- ---------------------------------------             ----------------------------
           (Title of Class)                               2,020,827 shares
                                                          ----------------

                      FIRST PATRIOT BANKSHARES CORPORATION

                                   FORM 10-Q


                                     INDEX

PART I           FINANCIAL INFORMATION                                                        PAGE
- ------           ---------------------                                                        ----
Item 1.          Condensed Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 June 30, 1996 and December 31, 1995........................................  3


                 Consolidated Statements of Operations
                 Six months ended June 30, 1996 and 1995....................................  4

                 Consolidated Statements of Stockholders' Equity
                 Six months ended June 30, 1996 and 1995....................................  5

                 Consolidated Statements of Cash Flows
                 Six months ended June 30, 1996 and 1995....................................  6

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


PART II                   OTHER INFORMATION
- -------                   -----------------


Item 6.          Exhibits and Reports on Form 8-K

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,                  DECEMBER 31,
(dollars in thousands)                                                      1996*                       1995
- --------------------------------------------------------------------------------------------------------------
ASSETS

Earning assets

  Loans                                                                 $104,958                       $93,759
  Loans held for sale                                                      8,226                        12,917
  Allowance for loan losses                                               (1,822)                       (1,332)
- --------------------------------------------------------------------------------------------------------------
  Loans, net of allowance for loan losses                                111,362                       105,344
  Investments  available  for sale at fair value                          31,106                        28,665
  Federal funds sold                                                       9,736                        10,219
- --------------------------------------------------------------------------------------------------------------
Total earning assets, net of allowance for loan losses                   152,204                       144,228
  Cash and due from banks                                                 10,902                         7,879
  Premises and equipment, net                                              5,238                         4,894
  Other assets                                                             3,180                         1,790
- --------------------------------------------------------------------------------------------------------------
Total assets                                                            $171,524                      $158,791
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Non-interest bearing deposits                                          $33,758                       $28,555
  Interest bearing deposits                                              102,726                        91,704
- --------------------------------------------------------------------------------------------------------------
Total deposits                                                           136,484                       120,259
  Other borrowings                                                        21,040                        23,915
  Accrued expenses and other liabilities                                     956                         1,879
- --------------------------------------------------------------------------------------------------------------
Total liabilities                                                        158,480                       146,053
- --------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Total stockholders' equity                                                13,044                        12,738
- --------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $171,524                      $158,791
==============================================================================================================


See accompanying notes to consolidated financial statements.
 * Unaudited

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE 30,                          JUNE 30,
                                                                  -----------------------------------------------------------------
(dollars in thousands)                                                     1996*             1995*           1996*            1995*
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

  Interest and fees on loans                                              $2,914            $2,257          $5,705           $4,252
  Interest on investments                                                    574               305           1,041              542
  Interest on federal funds sold                                              19               178             181              259
- -----------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                $3,507            $2,740          $6,927           $5,053

INTEREST EXPENSE

  Interest on deposits                                                    $1,085              $926          $2,209           $1,619
  Interest on other borrowings                                               269               161             507              294
- -----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                               $1,354            $1,087          $2,716            1,913
- -----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                  $2,153            $1,653          $4,211            3,140

Provision for loan losses                                                    363                44             490               82
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                       $1,790            $1,609          $3,721           $3,058
NON-INTEREST INCOME
  Service charges on deposit accounts                                       $149               $92            $287             $194
  Other income                                                               402               412             786              657
  Gain on sale of loans and investments, net                                 243               125             235              165
- -----------------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                              $794              $629          $1,308           $1,016

NON-INTEREST EXPENSE

  Salaries and benefits                                                     $968              $895          $1,882           $1,623
  Occupancy and equipment                                                    270               273             536              484
  Other operating expense                                                    721               628           1,345            1,102
- -----------------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                           $1,959            $1,796          $3,763           $3,209
- -----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                    $625              $442          $1,266             $865
Income tax expense                                                           175               140             425              272
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $450              $302            $841             $593
===================================================================================================================================

Earnings per  share (note 2):
      Earnings per common share and common equivalent share                $0.20             $0.14           $0.38            $0.28
===================================================================================================================================

Weighted average common and common equivalent shares                   2,217,817         2,120,384       2,229,827        2,092,124

See accompanying notes to the consolidated financial statements
*  Unaudited

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                                                                                 UNREALIZED GAIN (LOSS)
                                                                                  ON AVAILABLE FOR
                                                                      ADDITIONAL  SALE INVESTMENTS ACCUMULATED     TOTAL
                                                             COMMON     PAID-IN   NET OF DEFERRED   (DEFICIT)  STOCKHOLDERS'
(dollars in thousands)                                        STOCK     CAPITAL        TAXES         SURPLUS       EQUITY
- ----------------------------------------------------------------------------------------------------------------------------
Balance,  January 1, 1995                                      $4,924     $5,039             ($244)     $1,113       $10,832
Cash dividends paid                                                --         --                --         (78)         ($78)
Unrealized gain on available for sale investments,
   net of deferred taxes                                           --         --               204          --           204
Net income                                                         --         --                --         593           593
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                                         $4,924     $5,039              ($40)     $1,628       $11,551
============================================================================================================================

Balance,  January 1, 1996                                      $5,013     $5,155              $110      $2,460       $12,738
Net proceeds from the issuance of common stock                     39        113                --          --           152
Cash dividends paid                                                --         --                --        (122)         (122)
Unrealized gain on available for sale investments,
   net of deferred taxes                                           --         --              (564)         --          (564)
Net income                                                         --         --                --         840           840
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                                         $5,052     $5,268             ($454)     $3,178       $13,044
============================================================================================================================

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                         ---------------------------
(dollars in thousands)                                                         1996             1995
- ----------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME                                                                     $841             $291
ADJUSTMENTS FOR NONCASH ITEMS INCLUDED IN NET INCOME:
  Depreciation and amortization                                                 334               98
  Provision for loan losses                                                     490               38
  (Gain)/Loss on sale of loans                                                 (244)             (40)
  Amort. of def. gain on sale of loans                                           (9)               0
  Increase in other assets                                                     (808)            (238)
  Increase (decrease) in accrued expenses and other liabilities              (1,181)             261
- ----------------------------------------------------------------------------------------------------
      Net cash provided  by operating activities                               (577)             410
- ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in banking subsidiary loans                                   (9,533)          (3,509)
  Proceeds from sale of loans                                                 3,244              733
  Purchase of investments                                                   (16,067)            (532)
  Proceeds from maturity of investments                                      12,771              510
  Acquisition of premises and equipment                                        (678)            (471)
- ----------------------------------------------------------------------------------------------------
       Net cash flow used by investing activities                           (10,263)          (3,269)
- ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits                                  5,203           (2,131)
  Net increase in NOW and savings accounts                                    1,725              242
  Net (decrease) increase in money market accounts                           (1,050)           2,583
  Net increase in time deposits                                              10,347            2,457
  Net increase (decrease) in other borrowings                                (2,869)           2,325
  Net decrease in notes payable                                                  (6)              --
  Net increase in capital from new stock issues                                 152               --
  Cash dividends paid                                                          (122)             (39)
- ----------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                             13,380            5,437
- ----------------------------------------------------------------------------------------------------

       Net increase (decrease) in cash and cash equivalents                   2,540            2,578

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 18,098            9,986
- ----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $20,638          $12,564
====================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

INTEREST PAID TO DEPOSITORS                                                  $2,209             $830
INTEREST ON SHORT-TERM BORROWINGS                                               506              118
UNREALIZED LOSS ON AVAILABLE FOR SALE INVESTMENTS                              (688)            (208)

                      FIRST PATRIOT BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)



         The accompanying unaudited consolidated financial statements, which include the accounts of First Patriot Bankshares Corporation, (the "Company") and its wholly-owned subsidiary, Patriot National Bank, (the "Bank") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.


NOTE 1 - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders on Form 10-K for the year ended December 31, 1995 which contain the Company's accounting policies and other data.


NOTE 2 - COMMON STOCK AND EARNINGS PER SHARE

         Common stock issued and outstanding totaled 2,020,827 shares at June 30, 1996 and 2,005,200 shares at December 31, 1995. Stock options outstanding at June 30, 1996, and December 31, 1995, totaled 119,738 and 112,480,
respectively.   Warrants outstanding totaled 271,798 at both June 30, 1996 and
December 31, 1995. The total number of options and warrants outstanding has been retroactively adjusted for a 2% stock dividend issued on June 30, 1994 and a two for one stock split issued on April 30, 1993.

         Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options and warrants. The number of common shares was increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeded the exercise price of the options and warrants. This increase in the number of shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options and warrants; those purchases were assumed to have been made when the market price of the common stock exceeded the exercise price of the options and warrants. The average number of shares used in the determination of earnings per common share and common equivalent shares were 2,229,827 and 2,092,124 respectively, for the six months ended June 30, 1996 and 1995. For the three months ended June 30, 1995 and 1995 the average number of shares used in the determination of earnings per common share and common equivalent share were 2,217,817 and 2,120,384, respectively.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CONSOLIDATED FINANCIAL REVIEW

          Net income for the second quarter of 1996 was $450 thousand up 49% from $302 thousand for the second quarter of 1995. Primary earnings per share was $.20 for the first quarter of 1996 compared to $.14 for the same period in 1995. Year-to-date income totaled $841 thousand at June 30, 1996, compared to $593 thousand at June 30, 1995, an increase of 42%. Earnings per share for the six month period rose to $.38 from $.28 for the first half of 1995. Return on average equity increased from 10.59% during the second quarter of 1995 to 13.89% for the second quarter of 1996. The year-to-date return on average equity was 13.15% compared to 10.62% for the first six months of 1995. Return on average assets increased 15% to 1.14% for the three months ended June 30, 1996. Assets totaled $171.5 million at June 30, 1996, up 8% from the year-end balance of $158.8 million at December 31, 1995.

BALANCE SHEET ANALYSIS

LOANS

         Total loans, net of unearned income, were $113.2 million at June 30, 1996 compared to $106.7 million at December 31, 1995. A schedule of outstanding loans at June 30, 1996 and December 31, 1995 is shown below.


                                                               JUNE 30          DECEMBER 31
(dollars in thousands)                                           1996               1995
- ----------------------------------------------------------------------------------------------
Commercial  & SBA                                              $30,805            $32,270
Commercial mortgage                                             31,042             23,187
Construction                                                    17,744             16,777
Residential Mortgage                                            16,081             12,431
Home Equity                                                      5,114              5,275
Installment                                                      4,758              4,243
SBA loans held for Sale                                          8,226             12,917
                                                        --------------------------------------
     Total Gross Loans                                        $113,770           $107,100
Unearned Income                                                   (586)              (424)
                                                        --------------------------------------
     Loans, net of unearned income                            $113,184           $106,676
Allowance for Loan Losses                                       (1,822)            (1,332)
                                                        --------------------------------------
     Loans, net of allowance for loan losses                  $111,362           $105,344
                                                        ======================================

         Commercial mortgage loans, which are primarily comprised of fully leased real estate, accounted for 27.4% of the loan portfolio, net of unearned income, at June 30, 1996, compared to 21.7% at December 31, 1995. 14.2% of the loan portfolio at June 31, 1996 consisted of residential mortgage loans as compared to 11.6% at December 31, 1995. These loans are primarily owner-occupied real estate. At June 30, 1996, real estate construction loans composed approximately 15.7% of the Company's loan portfolio; unchanged from December 31, 1995. The loans are primarily used for construction of owner-occupied pre-sold residential homes and are considered an attractive type of lending due to their short-term maturities and higher yields. Commercial and S.B.A. loans totaled $30.8 million or 27.2% of the Bank's total loan portfolio at the end of the second quarter of 1996. At December 31, 1995 these loans amounted to $32.3 million or 30.3% of the Bank's loan portfolio. Commercial business loans typically are made on the basis of the borrower's ability to make payment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory.

          The Bank is a "Preferred" S.B.A. lender. This designation means that the S.B.A. has reviewed the Bank's loan procedures and determined that the Bank meets S.B.A. standards for the underwriting and packaging of loans. At June 30, 1996 total S.B.A. loans were $19.5 million or 17.2% of total loans, constituting one of the fastest growing segments of the Bank's loan portfolio. Total S.B.A. loans available for sale were $8.2 million at June 30, 1996, which was 7.3% of the Bank's total loan portfolio. S.B.A. loans are 75-90% guaranteed by the Federal government. The guaranteed portion of S.B.A. loans are saleable in the secondary market.

         Installment loans were $4.8 million at June 30, 1996 up from $4.2 million at December 31, 1995. Installment loans consist primarily of loans to individuals and credit card loans. Home Equity loans were down slightly from December 31, 1995 to $5.1 million at June 30, 1996.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level at which potential loan losses inherent in the loan portfolio would be absorbed. The allowance consists of funds set aside for specific loans and a general unallocated reserve to offset any additional allocations needed. At June 30, 1996 the allowance was $1.82 million or 1.61% of gross loans. This is up from $1.3 million and 1.25% of gross loans at December 31, 1995. The increase in the allowance for loan losses is due to the growth in loans and a $500 thousand loan on non-accrual for which a portion of the reserve has been specifically allocated, in compliance with the Financial Accounting Standards Board rule FAS-114 (Accounting by Creditors for Impairment of a Loan).

ALLOWANCE FOR LOAN LOSSES

                                                              Six months            Year ended
                                                             ended June 3           December 31
(dollars in thousands)                                          1996                   1995
- --------------------------------------------------------------------------------------------------
Beginning Balance                                              $1,332                   $965
Provision for the period                                          490                    372
Charge-offs                                                       --                      (9)
Recoveries                                                        --                       4
- --------------------------------------------------------------------------------------------------
Balance at end of period                                       $1,822                 $1,332
==================================================================================================

Allowance to loans *                                            1.61%                  1.25%
Net charge-offs to average loans *                                --                   0.01%
Net charge-offs to allowance                                      --                   0.38%

* net of unearned income
- --------------------------------------------------------------------------------------------------

NON-PERFORMING AND PAST-DUE LOANS

         Past-due loans are loans whose principal is past-due 90 or more days but are continuing to accrue interest because collection is in progress and the loans are well-secured. At June 30, 1996 there were four loans totaling $704 thousand that were past due 90 days or greater. Past due loans of 90 days or greater at December 31, 1995 consisted of three loans for $223 thousand. Non-accrual loans consist of loans that are significantly past-due and the collection of principal and interest on these loans has been deemed by management to be in doubt. There was one loan on non-accrual at June 30, 1996 for $500 thousand which has been fully reserved and accounts for the increase in the provision for loan losses. There were no loans on non-accrual at December 31, 1995.

         Included in past-due loans is one loan in the amount of $633 thousand. Subsequent to June 30, 1996, the borrower instituted bankruptcy proceedings. The loan is fully secured by real estate and no loss is anticipated. By virtue of the bankruptcy proceedings, two related loans that were not past due, amounting to approximately $213 thousand, are now technically in default. The loans are secured by receivables and equipment and no loss is expected.

INVESTMENTS

         The Company's securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government Agency mortgage backed securities and tax exempt obligations of states and political subdivisions.

SECURITIES - AVAILABLE FOR SALE

                                                               June 30, 1996                     December 31, 1995
                                           -------------------------------------------------------------------------------------
(dollars in thousands)                             Amortized Cost         Fair Value       Amortized           Fair Value
- --------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securites                                $1,500               $1,502          $2,999               $3,010
U.S. Government securities                             28,776               28,005          23,928               24,087
Municipal securities - Revenue
   Obligations                                            235                  234             235                  233
Mortgage backed securites
   Guaranteed by GNMA                                     557                  637             678                  678
All other equity securities                               727                  727             657                  657
- --------------------------------------------------------------------------------------------------------------------------------
Total Securities                                      $31,794              $31,106         $28,497              $28,665
================================================================================================================================

         All of the company's investments at June 30, 1996 and December 31, 1995 were classified as available for sale. The Financial Accounting Standards Board requires that available for sale securities be recorded at fair value. The associated unrealized gains or losses on these securities are recorded, net of tax, as a separate component of stockholders' equity. There was an unrealized loss at June 30, 1996 of $688 thousand and an unrealized gain of $168 thousand on December 31, 1995. The securities portfolio is summarized on the previous page.

DEPOSITS

         Total deposits were $136.5 million at June 30, 1996 up $16.2 million from December 31, 1995. The Bank offers a full range of deposit services, including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Deposits represent the primary funding source of the Company. The increase in deposits is due to the increased number of banking offices and marketing efforts to increase deposits to support future loan funding needs. A summary of deposit balances at June 30, 1996 and December 31, 1995 are shown in the following schedule.

                                                                 June 30             December 31
(dollars in thousands)                                             1996                  1995
- -------------------------------------------------------------------------------------------------
NOW                                                              $10,868               $10,147
Savings                                                            9,624                 8,620
Money Market                                                      18,121                19,171
Certificates of Deposit less than $100,000                        39,325                32,117
Certificates of Deposit greater than $100,000                     17,015                14,617
IRA and Keogh                                                      7,773                 7,032
- -------------------------------------------------------------------------------------------------
     Total Interest-Bearing Deposits                            $102,726               $91,704
Non-Interest-Bearing Deposits                                     33,758                28,555
- -------------------------------------------------------------------------------------------------
Total Deposits                                                  $136,484              $120,259
=================================================================================================

OTHER BORROWINGS

         The Company borrows short-term and long-term monies in the form of purchased Federal Funds, repurchase agreements, master note agreements, and from the Federal Home Loan Bank of Atlanta. At both June 30, 1996 and December 31, 1995 there were no Federal Funds Purchased. A summary of other borrowings is presented to the right.

                                               June 30,        December 31,
(dollars in thousands)                           1996              1995
- ---------------------------------------------------------------------------
Repurchase agreements                           $6,177             $4,916
Master note agreements                          12,309             15,491
FHLB borrowings                                  1,361              2,309
Other long-term debt                             1,193              1,199
- ---------------------------------------------------------------------------
   Total Other Borrowings                      $21,040            $23,915
===========================================================================

INTEREST RATE SENSITIVITY

         The Company monitors interest rate sensitivity of the balance sheet and reviews asset and liability repricing weekly to minimize the earnings sensitivity to changes in interest rates while maintaining a net interest margin within the Company's objectives. The following table represents the Company's interest rate sensitivity at June 30, 1996, using known maturities and repricing schedules of loans, deposits and securities. This table presents a position that existed at one particular day and is not necessarily indicative of the Company's position at any other time.

RATE SENSITIVITY ANALYSIS AT JUNE 30, 1996

                                                                                   Interest Sensitivity Period
                                                -----------------------------------------------------------------------------------
                                                                  After 3 months     After 6 months
(dollars in thousands)                          Within 3 months   Within 6 months   Within 12 months  After 12 months      Total
- -----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                                                    78,454              2,032              8,081          24,617     113,184
Investment securities                                     2,001              1,001                701          27,403      31,106
Federal Funds Sold                                        9,736                                 --              --          9,736
- -----------------------------------------------------------------------------------------------------------------------------------
            Total earning assets                         90,191              3,033              8,782          52,020     154,026
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:                                             --                 --                 --             17,498      17,498
- -----------------------------------------------------------------------------------------------------------------------------------
              Total assets                               90,191              3,033              8,782          69,518     171,524
===================================================================================================================================
EARNING ASSET FUNDING:
Interest-bearing deposits                                46,448              6,754             19,887          29,636     102,725
Other borrowed funds                                     18,423              --                 1,423               0      19,846
Other long-term debt                                      --                 --                 --              1,193       1,193
Non-interest bearing funds                               33,759              --                 --              --         33,759
- -----------------------------------------------------------------------------------------------------------------------------------
          Earning assets funding                         98,630              6,754             21,310          30,829     157,523
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES:                                        --                 --                 --                957         957
EQUITY:                                                   --                 --                 --             13,044      13,044
- -----------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities & Equity                       98,630              6,754             21,310          44,830     171,524
===================================================================================================================================
RATE SENSITIVITY GAP:
Period                                                   (8,439)            (3,721)           (12,528)         21,191      (3,497)
Cumulative                                               (8,439)           (12,160)           (24,688)         (3,497)      --
- -----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
Period                                                   -5.48%             -2.42%             -8.13%          13.76%      -2.27%
Cumulative                                               -5.48%             -7.89%            -16.03%          -2.27%       0.00%
- -----------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

         The Company maintains a stable base of core deposits, cash and cash equivalents, federal funds sold, and securities available for sale to meet potential funding needs of loan and deposit customers. The total of cash and due from banks, available for sale securities and Federal funds sold was $51.7 million at June 30, 1996 and $46.8 million at December 31, 1995, respectively; an increase of 9.8%.

CAPITAL REQUIREMENTS

         The Company strives to maintain a level of capital that will support future growth and sustain current operations. In doing so, The Company follows the Federal Reserve Board risk-based capital guidelines for the holding company and the similar guidelines of the OCC for the bank. As shown in the following table, The Company's capital ratios are well in excess of the Federal Reserve minimums and therefore maintains a well-capitalized position.

REGULATORY CAPITAL

                                                               Patriot Nat           First         Well-
                                                                 Bank             Bankshares    Capitalized
                                                               JUNE 30             JUNE 30       Regulatory
(dollars in thousands)                                           1996                1996         Minimums
- --------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 Capital:
   Shareholders' common equity                                  $11,272            $13,044
   Less disallowed intangibles                                    --                   237
   Add unrealized holding losses
      on available for sale securities                              454                454
- ---------------------------------------------------------------------------------------------
                Total Tier 1 capital                             11,726             13,261
- ---------------------------------------------------------------------------------------------
Tier 2 Capital:
   Qualifying allowance for loan
      losses                                                      1,463              1,488
- ---------------------------------------------------------------------------------------------
                Total Tier 2 capital                              1,463              1,488
- ---------------------------------------------------------------------------------------------
          Total Capital                                         $13,189            $14,749
=============================================================================================
Gross risk-adjusted assets                                      117,057            119,048
   Less excess allowance for loan
     losses                                                         359                331
- ---------------------------------------------------------------------------------------------
              Net risk-adjusted assets                          116,698            118,717
Average total assets                                            155,499            157,870
- ---------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to net risk-adjusted
   assets                                                        10.05%             11.17%              6.00%
Tier 2 capital to net risk-adjusted
   assets                                                         1.25%              1.25%
- --------------------------------------------------------------------------------------------------------------
Total capital to net risk-adjusted
   assets                                                        11.30%             12.42%             10.00%
==============================================================================================================
Leverage - Tier 1 capital to
   average assets                                                 7.54%              8.40%              5.00%
- --------------------------------------------------------------------------------------------------------------

INCOME STATEMENT ANALYSIS

         Interest income accounted for 82% of the Company's total income for the second quarter of 1996. Interest income was $3.5 million for the quarter ended June 30, 1996 compared to $2.7 million for the same period in 1995. Interest and fees on loans totaled $2.9 million for the second quarter of 1996, up approximately 29% over the same period in 1995. Interest on investment securities increased 88% from $305 thousand in the second quarter of 1995 to $574 thousand as of June 30, 1996. For the six months ended June 30, 1996 interest income was $6.9 million up 37% from the first six months of 1995. Interest on investment securities and interest and fees on loans were $1.0 million and $5.7 million respectively for the first half of 1996 as compared to $542 thousand and $4.3 million for the first six months of 1995.

         Average earning assets totaled approximately $145.8 million for the second quarter of 1996, compared to $112.6 million for the second quarter of 1995; an increase of 29%. Average loans increased from $81.8 million in the second quarter of 1995 to $110.0 million for the same period in 1996. Year-to-date average earning assets were $145.2 million, up $39.8 million over the first six months of 1995. Average loans increased from $79.3 million for the first half of 1995 to $106.6 million for the period of January through June, 1996.

         Average interest-bearing deposits of $96.3 million in the second quarter of 1996 increased 24.6% over the second quarter of 1995. Interest expense was $1.4 million and $1.1 million for the quarters ended June 30, 1996 and 1995, respectively. Net interest income was $2.2 million for the quarter ended June 30, 1996 and $1.7 million for the quarter ended June 30, 1995; an increase of 30.2%. Year-to-date net interest income was $4.2 million, up from $3.1 million for the six months ended June 30, 1995.

         Non-interest income consists mostly of service charges and fees on bank services and deposit accounts. Total non-interest income was $794 thousand for the second quarter of 1996 and $629 thousand for the same period in 1995; an increase of 26.2%. Non-interest income for the six month period ended June 30, 1996 was $1.3 million, up 28.7% over the same period in 1995.

         Salaries and benefits, occupancy and equipment, and other operating expenses make up the total of non-interest expense. These expenses increased $163 thousand from the quarter ended June 30, 1995 to June 30, 1996 to the current balance of $2.0 million, an increase of 9.1% Non-interest expense totaled $3.8 million and $3.2 million for the six months ended June 30, 1996 and 1995, respectively. The increased non-interest expense is due to the expansion of the bank from 5 branches at June 30, 1995 to 8 branches and 3 loan production offices at June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST PATRIOT BANKSHARES CORPORATION
- ------------------------------------


By:                 /s/                                     August 8, 1996
     -----------------------------------------
     Carroll C. Markley
     President, Chief Executive Officer
     and Director




By:                /s/                                      August 8, 1996
     ------------------------------------------
     Charles Wimer
     Senior Vice President and Chief Financial Officer

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on June 6, 1996 at which Homes Lowry Horn & Johnson, Ltd. was appointed as the company's independent accountants for the year ending December 31, 1996. Wayne W. Broadwater, John H. Rust, Jr, and Daniel R. Bannister were elected to serve as Class A directors for the terms expiring at the 1999 Annual Meeting of Shareholders.

Financial statements and schedules are included in Part 1, Item 1 above.

Exhibit 11 - Computation of earnings per share is on page 18.

Form 8 K - There were no reports on Form 8 K filed during the second quarter.