Form 10-Q
period 1996-09-30
FIRST PATRIOT BANKSHARES CORP
filed 1996-11-13
CIK 855645

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the nine months ended September 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                       SEC Commission File No :  0-22578


                      FIRST PATRIOT BANKSHARES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             State of  Virginia                                54-1514125
----------------------------------------                ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

2071 Chain Bridge Road, Vienna, Virginia                           22182
----------------------------------------                          ------
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
                                              -----   ---

Common stock, $2.50 par value per share         Outstanding at October, 31 1996
---------------------------------------         -------------------------------
            (Title of Class)                            2,020,827 shares
                                                        ----------------

                      FIRST PATRIOT BANKSHARES CORPORATION

                                   FORM 10-Q


                                     INDEX
                                     -----

PART I    FINANCIAL INFORMATION                                                          PAGE
------    ---------------------                                                          ----
Item 1.   Condensed Financial Statements (unaudited)

          Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995...........................................3


          Consolidated Statements of Operations
          Nine months ended September 30, 1996 and 1995......................................4

          Consolidated Statements of Stockholders' Equity
          Nine months ended September 30, 1996 and 1995......................................5

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1996 and 1995......................................6

          Notes to Consolidated Financial Statements ......................................7-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................................9-16

PART II                              OTHER INFORMATION
-------                              -----------------

Item 5.   Other Information..............................................................17-19

Item 6.   Exhibits and Reports on Form 8-K ..............................................17-19

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,      DECEMBER 31,
(dollars in thousands)                                                      1996*              1995
--------------------------------------------------------------------------------------------------------
ASSETS

Earning assets

  Loans                                                                   $114,028             $93,759
  Loans held for sale                                                       10,048              12,917
  Allowance for loan losses                                                 (1,436)             (1,332)
--------------------------------------------------------------------------------------------------------
  Loans, net of allowance for loan losses                                  122,640             105,344
  Investments  available  for sale at fair value                            29,873              28,665
  Federal funds sold                                                        10,083              10,219
--------------------------------------------------------------------------------------------------------
Total earning assets, net of allowance for loan losses                     162,596             144,228
  Cash and due from banks                                                    6,160               7,879
  Premises and equipment, net                                                5,210               4,894
  Other assets                                                               2,490               1,790
--------------------------------------------------------------------------------------------------------
Total assets                                                              $176,456            $158,791
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Non-interest bearing deposits                                            $28,427             $28,555
  Interest bearing deposits                                                113,158              91,704
--------------------------------------------------------------------------------------------------------
Total deposits                                                             141,585             120,259
  Other borrowings                                                          20,193              23,915
  Accrued expenses and other liabilities                                       950               1,879
--------------------------------------------------------------------------------------------------------
Total liabilities                                                          162,728             146,053

STOCKHOLDERS' EQUITY

Total stockholders' equity                                                  13,728              12,738
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $176,456            $158,791
========================================================================================================

See accompanying notes to consolidated financial statements.
 * Unaudited

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                             -------------------------------------------------------------
(dollars in thousands)                                                   1996*         1995*           1996*         1995*
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                           $3,105        $2,350          $8,810        $6,602
  Interest on investments                                                 537           533           1,578         1,075
  Interest on federal funds sold                                          183           201             364           460
--------------------------------------------------------------------------------------------------------------------------
     Total interest income                                             $3,825        $3,084         $10,752        $8,137

INTEREST EXPENSE

  Interest on deposits                                                 $1,327        $1,045          $3,535        $2,664
  Interest on other borrowings                                            244           204             751           499
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                            $1,571        $1,249          $4,286         3,163
--------------------------------------------------------------------------------------------------------------------------
     Net interest income                                               $2,254        $1,835          $6,466         4,974
Provision for loan losses                                                 119            58             609           140
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    $2,135        $1,777          $5,857        $4,834
NON-INTEREST INCOME
  Service charges on deposit accounts                                    $177          $118            $464          $312
  Other income                                                            403           580           1,188         1,237
  Gain on sale of loans and investments, net                              103           (25)            338           140
--------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                           $683          $673          $1,990        $1,689

NON-INTEREST EXPENSE

  Salaries and benefits                                                $1,004          $817          $2,886        $2,440
  Occupancy and equipment                                                 279           473             816           957
  Other operating expense                                                 644           543           1,989         1,644
--------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                        $1,927        $1,833          $5,691        $5,041
--------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 $891          $617          $2,156        $1,482
Income tax expense                                                        322           204             747           476
--------------------------------------------------------------------------------------------------------------------------
Net income                                                               $569          $413          $1,409        $1,006
==========================================================================================================================
Earnings per  share (note 2):
      Earnings per common share and common equivalent share             $0.25         $0.20           $0.63         $0.49
==========================================================================================================================

Weighted average common and common equivalent shares                2,236,959     2,171,693       2,232,205     2,118,646

See accompanying notes to the consolidated financial statements
*  Unaudited

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                                                                 UNREALIZED GAIN (LOSS)
                                                                                   ON AVAILABLE FOR
                                                                     ADDITIONAL    SALE INVESTMENTS    ACCUMULATED      TOTAL
                                                          COMMON      PAID-IN      NET OF DEFERRED      (DEFICIT)    STOCKHOLDERS'
(dollars in thousands)                                    STOCK       CAPITAL           TAXES            SURPLUS        EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance,  January 1, 1995                                 $4,924        $5,039         ($244)           $1,113            $10,832
Cash dividends paid                                           --            --            --              (118)             ($118)
Unrealized gain on available for sale investments,
   net of deferred taxes                                      --            --           283                --                283
Net income                                                    --            --            --             1,006               1006
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                               $4,924        $5,039           $39            $2,001            $12,003
==================================================================================================================================

Balance,  January 1, 1996                                 $5,013        $5,155          $110            $2,460            $12,738
Net proceeds from the issuance of common stock                39           113            --                --                152
Cash dividends paid                                           --            --            --              (182)              (182)
Unrealized gain on available for sale investments,
   net of deferred taxes                                      --            --          (389)               --               (389)
Net income                                                    --            --            --             1,409              1,409
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                               $5,052        $5,268         ($279)           $3,687            $13,728
==================================================================================================================================

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                   ------------------------
(dollars in thousands)                                                     1996       1995
-------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME                                                               $1,409     $1,006
ADJUSTMENTS FOR NONCASH ITEMS INCLUDED IN NET INCOME:
  Depreciation and amortization                                             518        290
  Provision for loan losses                                                 609        139
  (Gain)/Loss on sale of loans                                             (338)      (198)
  Amort. of def. gain on sale of loans                                      (48)       (15)
  Gain on sale of securities                                                  0         58
  Increase in other assets                                                 (487)      (592)
  Increase (decrease) in accrued expenses and other liabilities          (2,145)       447
-------------------------------------------------------------------------------------------
      Net cash provided  by operating activities                           (482)     1,135
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in banking subsidiary loans                              (24,168)   (15,367)
  Proceeds from sale of loans                                             7,169      2,646
  Proceeds from sale of securities                                            0      3,651
  Purchase of investments                                               (16,096)   (24,717)
  Proceeds from maturity of investments                                  14,299      2,243
  Net charged-off loans                                                    (505)        (5)
  Acquisition of premises and equipment                                    (834)    (1,085)
-------------------------------------------------------------------------------------------
       Net cash flow used by investing activities                       (20,135)   (32,634)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits                               (128)     3,406
  Net increase in NOW and savings accounts                                1,733       (232)
  Net (decrease) increase in money market accounts                        3,560      1,416
  Net increase in time deposits                                          16,160     19,276
  Net increase (decrease) in other borrowings                            (2,523)    14,608
  Net decrease in notes payable                                             (10)        --
  Net increase in capital from new stock issues                             152         --
  Cash dividends paid                                                      (182)      (118)
-------------------------------------------------------------------------------------------
       Net cash provided by financing activities                         18,762     38,356
-------------------------------------------------------------------------------------------

       Net increase (decrease) in cash and cash equivalents              (1,855)     6,857

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             18,098      9,986
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $16,243    $16,843
===========================================================================================
Supplemental disclosure of cash flow information:

Interest paid to depositors                                             $ 3,515    $   225
Interest on short-term borrowings                                           752         42
Unrealized loss on available for sale investments                          (422)        58
Income taxes paid                                                         1,248        215
===========================================================================================

                      FIRST PATRIOT BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)



       The accompanying unaudited consolidated financial statements, which include the accounts of First Patriot Bankshares Corporation, (the "Company") and its wholly-owned subsidiary, Patriot National Bank, (the "Bank") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.


NOTE 1 - ACCOUNTING POLICIES AND OTHER DATA

       Reference should be made to the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders on Form 10-K for the year ended December 31, 1995 which contain the Company's accounting policies and other data.


NOTE 2 - COMMON STOCK AND EARNINGS PER SHARE

       Common stock issued and outstanding totaled 2,020,827 shares at September 30, 1996 and 2,005,200 shares at December 31, 1995. Stock options outstanding at September 30, 1996, and December 31, 1995, totaled 119,738 and
112,480, respectively.   Warrants outstanding totaled 271,798 at both September
30, 1996 and December 31, 1995. The total number of options and warrants outstanding has been retroactively adjusted for a 2% stock dividend issued on September 30, 1994 and a two for one stock split issued on April 30, 1993.

       Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options and warrants. The number of common shares was increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeded the exercise price of the options and warrants. This increase in the number of shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options and warrants; those purchases were assumed to have been made when the market price of the common stock exceeded the exercise price of the options and warrants. The average number of shares used in the determination of earnings per common share and common equivalent shares were 2,232,205 and 2,118,646 respectively, for the nine months ended September 30, 1996 and 1995. For the three months ended September 30, 1996 and 1995 the average number of shares used in the determination of earnings per common share and common equivalent share were 2,236,959 and 2,171,693, respectively.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED FINANCIAL REVIEW

        First Patriot Bankshares and its principal subsidiary, Patriot National Bank, experienced continued growth in assets and earnings during the third quarter of 1996. Net income for the third quarter of 1996 was $569 thousand up 38% from $413 thousand for the third quarter of 1995. Primary earnings per share was $.25 for the third quarter of 1996 compared to $.20 for the same period in 1995. Year-to-date income totaled $1.4 million at September 30, 1996, compared to $1.0 million at September 30, 1995, an increase of 40%. Earnings per share for the nine month period rose to $.63 from $.49 for the first nine months of 1995. Return on average equity increased from 13.85% during the third quarter of 1995 to 16.93% for the third quarter of 1996. The year-to-date return on average equity was 14.44% compared to 11.76% for the first nine months of 1995. Return on average assets increased 10% to 1.30% for the three months ended September 30, 1996. Assets totaled $176.5 million at September 30, 1996, up 11% from the year-end balance of $158.8 million at December 31, 1995.

BALANCE SHEET ANALYSIS

LOANS

       Total loans, net of unearned income, were $124.1 million at September 30, 1996 compared to $106.7 million at December 31, 1995. A schedule of outstanding loans at September 30, 1996 and December 31, 1995 is shown below.



                                                     SEPTEMBER 30   DECEMBER 31
(dollars in thousands)                                    1996         1995
-------------------------------------------------------------------------------
Commercial & SBA                                        $31,981      $32,270
Commercial mortgage                                      38,969       23,187
Construction                                             17,890       16,777
Residential Mortgage                                     15,601       12,431
Home Equity                                               5,375        5,275
Installment                                               4,802        4,243
SBA loans held for Sale                                  10,048       12,917
                                                -------------------------------
     Total Gross Loans                                 $124,666     $107,100
Unearned Income                                            (591)        (424)
                                                -------------------------------
     Loans, net of unearned income                     $124,075     $106,676
Allowance for Loan Losses                                (1,436)      (1,332)
                                                -------------------------------
     Loans, net of allowance for loan losses           $122,639     $105,344
                                                ===============================

       Commercial mortgage loans, which are primarily comprised of fully leased or owner occupied properties, accounted for 31.4% of the loan portfolio, net of unearned income, at September 30, 1996, compared to 21.7% at December 31, 1995. 12.6% of the loan portfolio at September 30, 1996 consisted of residential mortgage loans as compared to 11.6% at December 31, 1995. These loans are primarily owner-occupied single-family residences. At September 30, 1996, real estate construction loans composed approximately 14.42% of the Company's loan portfolio; down from 15.7% at December 31, 1995. The majority of loans are for construction of owner-occupied pre-sold residential homes. Commercial and S.B.A. loans totaled $32.0 million or 25.8% of the Bank's total loan portfolio at the end of the third quarter of 1996. At December 31, 1995 these loans amounted to $32.3 million or 30.3% of the Bank's loan portfolio. Commercial business loans typically are made on the basis of the borrower's ability to make payment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory.

        The Bank is a "Preferred" S.B.A. lender. This designation means that the S.B.A. has reviewed the Bank's loan procedures and determined that the Bank meets S.B.A. standards for the underwriting and packaging of loans. At September 30, 1996 total S.B.A. loans were $24.3 million or 19.6% of total loans, constituting one of the fastest growing segments of the Bank's loan portfolio. Total S.B.A. loans available for sale were $10.0 million at September 30, 1996, which was 8.1% of the Bank's total loan portfolio. S.B.A. loans are 75-90% guaranteed by the Federal government. The guaranteed portion of S.B.A. loans are saleable in the secondary market.

       Installment loans were $4.8 million at September 30, 1996 up from $4.2 million at December 31, 1995. Installment loans consist primarily of loans to individuals and credit card loans. Home Equity loans were up slightly from December 31, 1995 to $5.4 million at September 30, 1996.

ALLOWANCE FOR LOAN LOSSES

       The allowance for loan losses is maintained at a level at which potential loan losses inherent in the loan portfolio would be absorbed. The allowance consists of funds set aside for specific loans and a general unallocated reserve to offset any additional allocations needed. At September 30, 1996 the allowance was $1.43 million or 1.16% of total loans as compared to $1.3 million and 1.25% of total loans at December 31, 1995.

       Management periodically reviews and evaluates the loan portfolio to determine the adequacy of the allowance for loan losses. This evaluation is based on the risk characteristics of the portfolio and considers such factors as past loan loss experience, the financial condition of borrowers, current economic conditions, net realizable value of collateral, and other factors. The following table presents the activity in the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

                                           Nine months        Year ended
                                       ended September 30     December 31,
(dollars in thousands)                         1996              1995
----------------------------------------------------------------------------
Beginning Balance                              $1,332             $965
Provision for the period                          609              372
Charge-offs                                      (505)              (9)
Recoveries                                         --                4
----------------------------------------------------------------------------
Balance at end of period                       $1,436           $1,332
============================================================================
Allowance to loans *                             1.16%            1.25%
Net charge-offs to total loans *                 0.40%            0.01%

* net of unearned income
----------------------------------------------------------------------------



NON-PERFORMING AND PAST-DUE LOANS

       Past-due loans are loans whose principal is past-due 90 or more days but are continuing to accrue interest because collection is in progress and the loans are well-secured. At September 30, 1996 there were four loans totaling $774 thousand that were past due 90 days or greater. This total includes one commercial loan in the amount of $663 thousand which is fully secured and no loss is anticipated. Total past-due loans also include a commercial loan in the amount of $16 thousand that was placed on non-accrual subsequent to September 30. Past due loans of 90 days or greater at December 31, 1995 consisted of three loans totaling $223 thousand. Non-accrual loans consist of loans that are significantly past-due and the collection of principal and interest on these loans has been deemed by management to be in doubt. There was one loan on non-accrual at September 30, 1996 for $30 thousand which has been fully reserved. There were no loans on non-accrual at December 31, 1995.

       During the third quarter of 1996, a commercial loan in the amount of $500 thousand was charged off. This loan was on non-accrual at June 30, 1996 and was fully reserved at the time of the charge-off. In addition, a credit card loan in the amount of $5 thousand was charged off during the third quarter of 1996. In the same period of 1995, there were no loans charged off.

INVESTMENTS

       The Company's securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, U.S. Government Agency mortgage backed securities and tax exempt obligations of states and political subdivisions.

       All of the company's investments at September 30, 1996 and December 31, 1995 were classified as available for sale. The Financial Accounting Standards Board requires that available for sale securities be recorded at fair value. The associated unrealized gains or losses on these securities are recorded, net of tax, as a separate component of stockholders' equity. There was an unrealized loss at September 30, 1996 of $422 thousand and an unrealized gain of $168 thousand on December 31, 1995.
The securities portfolio is summarized below.


SECURITIES - AVAILABLE FOR SALE

                                      September 30, 1996              December 31, 1995
                           ---------------------------------------------------------------------
(dollars in thousands)            Amortized Cost    Fair Value   Amortized Cost   Fair Value
-------------------------------------------------------------------------------------------------
U.S. Treasury securites                  $500          $500          $2,999         $3,010
U.S. Government securities             28,176        27,766          23,928         24,087
Municipal securities - Revenue
   Obligations                            235           235             235            233
Mortgage backed securites
   Guaranteed by GNMA                     627           615             678            678
All other equity securities               756           756             657            657
-------------------------------------------------------------------------------------------------
Total Securities                      $30,295       $29,873         $28,497        $28,665
=================================================================================================


DEPOSITS


       Total deposits were $141.6 million at September 30, 1996 up $21.3 million from December 31, 1995. The Bank offers a full range of deposit services, including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Deposits represent the primary funding source of the Company. The increase in deposits is due to the increased number of banking offices and marketing efforts to increase deposits to support future loan funding needs. A summary of deposit balances at September 30, 1996 and December 31, 1995 are shown in the following schedule.


                                                         September 30           December 31
(dollars in thousands)                                       1996                  1995
-----------------------------------------------------------------------------------------------
NOW                                                         $10,175               $10,147
Savings                                                      10,326                 8,620
Money Market                                                 22,731                19,171
Certificates of Deposit less than $100,000                   47,284                32,117
Certificates of Deposit greater than $100,000                15,312                14,617
IRA and Keogh                                                 7,330                 7,032
-----------------------------------------------------------------------------------------------
     Total Interest-Bearing Deposits                       $113,158               $91,704
Non-Interest-Bearing Deposits                                28,427                28,555
-----------------------------------------------------------------------------------------------
Total Deposits                                             $141,585              $120,259
===============================================================================================

OTHER BORROWINGS

       The Company borrows short-term and long-term monies in the form of purchased Federal Funds, repurchase agreements, master note agreements, and from the Federal Home Loan Bank of Atlanta. At both September 30, 1996 and December 31, 1995 there were no Federal Funds Purchased. A summary of other borrowings is presented to the right.



                                      September 30,   December 31,
(dollars in thousands)                     1996           1995
-------------------------------------------------------------------
Repurchase agreements                      $10,527        $ 4,916
Master note agreements                       7,356         15,491
FHLB borrowings                              1,121          2,309
Other long-term debt                         1,190          1,199
-------------------------------------------------------------------
  Total Other Borrowings                   $20,193        $23,915
===================================================================



INTEREST RATE SENSITIVITY

       The Company monitors interest rate sensitivity of the balance sheet and reviews asset and liability repricing weekly to minimize the earnings sensitivity to changes in interest rates while maintaining a net interest margin within the Company's objectives. The following table represents the Company's interest rate sensitivity at September 30, 1996, using known maturities and repricing schedules of loans, deposits and securities. This table presents a position that existed at one particular day and is not necessarily indicative of the Company's position at any other time.


RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1996

                                                                        Interest Sensitivity Period
                                                 ------------------------------------------------------------------------
                                                                  After 3 months   After 6 months  After 12
(dollars in thousands)                           Within 3 months  Within 6 months Within 12 months  months       Total
-------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                                                     82,850        4,182         8,806         28,237      124,075
Investment securities                                      1,000          500           235         28,139       29,874
Federal Funds Sold                                        10,083                        --             --        10,083
-------------------------------------------------------------------------------------------------------------------------
               Total earning assets                       93,933        4,682         9,041         56,376      164,032
-------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:                                                --           --            --          12,424       12,424
-------------------------------------------------------------------------------------------------------------------------
                   Total assets                           93,933        4,682         9,041         68,800      176,456
=========================================================================================================================
EARNING ASSET FUNDING:
Interest-bearing deposits                                 51,106        7,537        24,638         29,876      113,157
Other borrowed funds                                      18,317          427           260              0       19,004
Other long-term debt                                         --           --            --           1,190        1,190
Non-interest bearing funds                                28,427          --            --             --        28,427
-------------------------------------------------------------------------------------------------------------------------
              Earning assets funding                      97,850        7,964        24,898         31,066      161,778
-------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES:                                           --           --            --             950          950
EQUITY:                                                      --           --            --          13,728       13,728
-------------------------------------------------------------------------------------------------------------------------
            Total Liabilities & Equity                    97,850        7,964        24,898         45,744      176,456
=========================================================================================================================
RATE SENSITIVITY GAP:
Period                                                    (3,917)      (3,282)      (15,857)        25,310        2,254
Cumulative                                                (3,917)      (7,199)      (23,056)         2,254          --
-------------------------------------------------------------------------------------------------------------------------
ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
Period                                                     -2.39%       -2.00%        -9.67%         15.43%        1.37%
Cumulative                                                 -2.39%       -4.39%       -14.06%          1.37%        0.00%
-------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

       The Company maintains a stable base of core deposits, cash and cash equivalents, federal funds sold, and securities available for sale to meet potential funding needs of loan and deposit customers. The total of cash and due from banks, available for sale securities and Federal funds sold was $46.1 million at September 30, 1996 and $46.8 million at December 31, 1995.

CAPITAL RESOURCES

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


REGULATORY CAPITAL

                                                 Patriot National            First Patriot            Well-
                                                       Bank                    Bankshares          Capitalized
                                                   SEPTEMBER 30               SEPTEMBER 30          Regulatory
(dollars in thousands)                                 1996                       1996               Minimums
-----------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 Capital:
   Shareholders' common equity                      $11,929                    $13,728
   Less disallowed intangibles                        --                           232
   Add unrealized holding losses
      on available for sale securities                  279                        280
---------------------------------------------------------------------------------------------
               Total Tier 1 capital                  12,208                     13,776
---------------------------------------------------------------------------------------------
Tier 2 Capital:
   Qualifying allowance for loan
      losses                                          1,436                      1,436
---------------------------------------------------------------------------------------------
               Total Tier 2 capital                   1,436                      1,436
---------------------------------------------------------------------------------------------
            Total Capital                           $13,644                    $15,212
=============================================================================================
Gross risk-adjusted assets                          120,437                    122,453
   Less excess allowance for loan
     losses                                               0                          0
---------------------------------------------------------------------------------------------
               Net risk-adjusted assets             120,437                    122,453
Average total assets                                171,213                    173,622
---------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to net risk-adjusted
   assets                                             10.14%                     11.25%                 6.00%
Tier 2 capital to net risk-adjusted
   assets                                              1.19%                      1.17%
----------------------------------------------------------------------------------------------------------------
Total capital to net risk-adjusted
   assets                                             11.33%                     12.42%                10.00%
================================================================================================================
Leverage - Tier 1 capital to
   average assets                                      7.13%                      7.93%                 5.00%
----------------------------------------------------------------------------------------------------------------

INCOME STATEMENT ANALYSIS

       Interest income accounted for 85% of the Company's total income for the third quarter of 1996. Interest income was $3.8 million for the quarter ended September 30, 1996 compared to $3.1 million for the same period in 1995. Interest and fees on loans totaled $3.0 million for the third quarter of 1996, up approximately 27% over the same period in 1995. Interest on investment securities increased from $533 thousand in the third quarter of 1995 to $537 thousand as of September 30, 1996. For the nine months ended September 30, 1996 interest income was $10.8 million up 32% from the first nine months of 1995. Interest on investment securities and interest and fees on loans were $1.6 million and $8.8 million respectively for the first nine months of 1996 as compared to $1.1 million and $6.6 million for the first nine months of 1995.

       Average earning assets were approximately $160.4 million for the third quarter of 1996, compared to $128.7 million for the third quarter of 1995; an increase of 25%. Average loans increased from $83.6 million in the third quarter of 1995 to $116.4 million for the same period in 1996. Year-to-date average earning assets were $150.9 million, up $38.0 million over the first nine months of 1995. Average loans increased from $80.1 million for the firstnine months of 1995 to $109.9 million for the period of January through September, 1996. The increase in loans is largely due to strong loan demand and expansion of the loan department.

       Average interest-bearing deposits were $109.9 million in the third quarter of 1996, an increase 27.8% over the third quarter of 1995. Interest expense was $1.6 million and $1.3 million for the quarters ended September 30, 1996 and 1995, respectively. Net interest income was $2.3 million for the quarter ended September 30, 1996 and $1.8 million for the quarter ended September 30, 1995; an increase of 22.9%. Year-to-date net interest income was $6.5 million, up from $5.0 million for the nine months ended September 30, 1995.

       Non-interest income consists of service charges, fees on bank services and deposit accounts, and gains on sales of S.B.A. loans. Total non-interest income was $683 thousand for the third quarter of 1996 and $673 thousand for the same period in 1995. Non-interest income for the nine month period ended September 30, 1996 was $2.0 million, up 17.8% over the same period in 1995.

       Salaries and benefits, occupancy and equipment, and other operating expenses make up the total of non-interest expense. These expenses increased $95 thousand from the quarter ended September 30, 1995 to September 30, 1996 to the current balance of $1.9 million, an increase of 5.2%. Non-interest expense totaled $5.7 million and $5.0 million for the nine months ended September 30, 1996 and 1995, respectively. The increased non-interest expense is due to the expansion of the bank from 5 branches at September 30, 1995 to 8 branches and 3 loan production offices at September 30, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PATRIOT BANKSHARES CORPORATION


By:                   /s/                                      November 13, 1996
       ----------------------------------
       Carroll C. Markley
       President, Chief Executive Officer
       and Director



By:                  /s/                                       November 13, 1996
       ----------------------------------
       Charles Wimer
       Senior Vice President and Chief
       Financial Officer

PART II

ITEM 5.   OTHER INFORMATION

On September 13,1996 the Company announced the engagement of the investment banking firm of Baxter Fentriss and Company. See Exhibit 28.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

Financial statements and schedules are included in Part 1, Item 1 above.

Form 8 K - There were no reports on Form 8 K filed during the third quarter

Exhibit 11 - Computation of earnings per share is on page 18.

Exhibit 28 - Press release dated September 13, 1996.