Form 10-K405
period 1996-12-31
FIRST PATRIOT BANKSHARES CORP
filed 1997-03-27
CIK 855645

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10 - K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the Fiscal Year ended December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       SEC Commission File No :  0-22578
                      FIRST PATRIOT BANKSHARES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             State of  Virginia                             54-151425
------------------------------------------           -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

12120 Sunset Hills Road, Reston, Virginia                       22090
------------------------------------------                      -----
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code : (703) 471-0900

Securities registered pursuant to section 12(b) of the Act :  None

Securities registered pursuant to section 12(g) of the Act :

                    Common stock, $2.50 par value per share
                    ---------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No   .
                                              ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K. [x]

        Based on the closing sales price of $16.31 per share of the registrant's common stock on February 28, 1997, as reported by the National Association of Securities Dealers under the symbol FPBK, the aggregate market value of the voting stock held by non-affiliates was approximately $24,838,718. There were 2,020,929 shares of Common Stock outstanding on February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report and audited Financial Statements of First Patriot Bankshares Corporation at December 31, 1996 (the "Annual Report").

2. Proxy Statement for Special Shareholders Meeting (the "Proxy") to be held in June, 1997.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

       The First Patriot Bankshares Corporation (the "Company") was incorporated as a Virginia corporation on August 31, 1989 solely to acquire all of the issued and outstanding capital stock of Patriot National Bank (the "Bank"). The primary activity of the Company is the ownership and operation of the Bank, which commenced operations on April 13, 1990.

       In September, 1994 the Company participated in the formation of 2071 Chain Bridge Road, L.L.C., (the L.L.C.) a limited liability company, organized for the purpose of purchasing an office building comprised of 43,870 square feet located in Tysons Corner, Virginia. The Company owns 75% of the L.L.C. and leases office space in the building. In February, 1996 the Bank purchased the remaining 25% of the L.L.C..

       The Bank is organized as a national banking association under the laws of the United States. The Bank engages in general community and commercial banking business from its Headquarters in Reston, Virginia, and its eight branches, emphasizing quality convenient service.

BANKING SERVICES

       The Bank offers a full range of deposit services, including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. Retirement accounts such IRA (Individual Retirement Accounts) and SEP (Simplified Employee Pension) accounts are available. Custodian and other services are available for 401(k) profit sharing plans. All deposit accounts are insured by the FDIC up to the maximum amount of $100,000 per depositor. The Bank solicits these accounts from individuals, businesses, foundations and governmental authorities.

       The Bank also offers a full range of commercial, construction, mortgage and personal loans. The Bank is designated as a "Preferred Lender" by the U.
S. Small Business

Administration. This designation is a result of the Bank's favorable performance record with respect to loan volume, loan loss history, underwriting standards and packaging. Commercial loans are available for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans are available for financing automobiles, home improvements and personal investments. The Bank also originates fixed and variable rate mortgage loans and offers real estate construction and acquisition loans to both individuals and builders. The Bank is an approved seller/servicer for the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association and sells substantially all of its fixed rate mortgage loans in the secondary market. This enables the Bank to serve its market with competitive long term mortgage loans while maintaining liquidity.

       Other services the Bank offers include cash management services, wire transfer services, foreign currency and drafts, night depository services, lock box services, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. savings bonds, official bank checks, money orders and automatic drafts for various accounts. The Bank provides automated teller machines at each banking office and issues ATM cards that may be used by Bank customers both nationally and over seas. Visa and Mastercard credit cards are also available. Additionally, a courier service is offered to its corporate customers to facilitate deposits and other transactions.

LOCATION AND SERVICE AREA

       The primary service area of the Company consists of the Northern Virginia area with concentrations in the communities of Reston, Herndon, Fairfax City, Fairfax County, City of Manassas and the community of Sterling in Loudoun County. The Headquarters of the Company is located in Reston, Virginia. The Company solicits business from individuals and small to medium-sized businesses, including retail shops and professional service businesses, residing in the primary service area.

       The location of the Company's Headquarters is less than one-half mile from an interchange of the Dulles Toll Road, a major freeway in Northern Virginia and an interchange of the Fairfax County Parkway, a principal thoroughfare in Fairfax County. The Company believes that this location provides easy access for customers to use banking facilities and permits bankers the ability to be close to customers in the community.

       Fairfax County is located in Northern Virginia and is part of the Washington, D.C. metropolitan area. The target market area of the Company has experienced substantial growth over the last 20 years and is expected to sustain continued population growth over the next five years. According to the 1990 U.S. Government census, Fairfax County's median household income is the highest in the country at $59,284 per household, nearly double the national median of $30,056.

LENDING ACTIVITIES

       The Bank is an active lender with a loan portfolio that includes commercial and residential mortgages, real estate construction loans, commercial loans, SBA loans and consumer installment loans. The Bank's lending activity extends to individuals and small to medium-sized businesses within its primary service area. Consistent with its focus on providing community-based financial services, the Bank does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

       Commercial and Residential Mortgage Loans. Commercial and residential mortgage loans accounted for 43% of the total loan portfolio at December 31, 1996. These loans are primarily owner-occupied or fully leased real estate. Most of the commercial real estate loans are to small businesses. Loans are made in amounts up to 80% of the appraised value of the real estate collateral only after adequate projected cash flows for loan repayment have been demonstrated. The principal risks associated with residential and commercial mortgage loans are changes in the credit worthiness of borrowers due to loss of employment, adverse changes in economic conditions and fluctuations in the value of real estate.

       Real Estate Construction Loans. At December 31, 1996 real estate construction loans comprised approximately 15% of the Company's loan portfolio. The loans are primarily used for construction of owner-occupied pre-sold residential homes and are considered an attractive type of lending due to their short-term maturities and higher yields.

       Construction lending entails significant additional risk as compared with commercial and residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to value ratios. To minimize risks associated with construction lending, the Bank limits loan amounts to 80% of appraised value on pre-sold homes in addition to its usual credit analysis of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans.

       Commercial Loans. At December 31, 1996, commercial business loans totaled $43.3 million or 34% of the Bank's total loan portfolio. Commercial business loans generally have a higher degree of risk than commercial and residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make payment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time and cannot be appraised with as much precision as real estate.

       U. S. Small Business Administration (S.B.A.) Loans. The Bank is a "Preferred" S.B.A. lender. This designation means that the S.B.A. has reviewed the Bank's loan procedures and determined that the Bank meets S.B.A. standards for the underwriting and packaging of loans. At December 31, 1996, S.B.A. loans totaled $23.9 million or 18.6% of total loans. The Bank expects to increase its S.B.A. loan portfolio in the future. S.B.A. loans are 75-90% guaranteed by the Federal government. The guaranteed portion of S.B.A. loans are saleable in the secondary market. In addition, S.B.A. loans have better yields than the typical commercial loan and can be used as collateral for government deposits.

       Consumer Loans. The Bank currently offers most types of consumer demand, time and installment loans including automobile loans and home equity lines of credit. The risk associated with installment loans to individuals varies based upon employment levels, consumer confidence, and other conditions that affect the ability of consumers to repay indebtedness.

CREDIT POLICIES AND ADMINISTRATION

       The Bank has adopted written policies and procedures to manage credit risk. Loan administration is conducted under a specific portfolio management strategy, which includes underwriting standards, guidelines for risk assessment, procedures for ongoing identification and management of credit risks, regular portfolio reviews and periodic examinations to ascertain compliance with Company policies.

       Loan Approval. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority the loan request must be approved by an officer with a higher lending limit or by the Officer's Loan Committee of the Bank. This committee consists of the Bank's three senior officers and two other loan officers. The Bank has assigned a lending limit for the committee. Loans which would exceed the committee's assigned limit must be additionally approved by the Director's Loan Committee which consists of a least six directors as voting members and certain other bank officers.

       All loans to a particular borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan.
All lines of credit are reviewed prior to renewal. These reviews are conducted by the Officer's Loan Committee and if necessary, the Director's Loan Committee.

       Loan Review. The Bank has a formal loan review function under which a loan review staff regularly reviews loans and assigns a classification, if required, based on currently perceived credit risk. Whenever loans are classified in a category below satisfactory grade, heightened management attention is devoted to protect the Bank's position and to reduce loss exposure. The Bank places loans (other than installment loans) on non-accrual status whenever in the opinion of management collection becomes doubtful because the borrower can no longer service debt from current cash flows and/or collateral liquidation. Loans are charged off when the collection of principal and interest is doubtful and the loans can no longer be considered a sound collectible asset. Management meets regularly to review asset quality trends and to discuss loan policy issues. Potential losses are identified during this review and reserves are established accordingly. In management's opinion the allowance for loan losses is adequate to cover all anticipated losses and potential loan losses.

       A major element of credit risk management is diversification. The Bank's objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of occurrences. The credit quality problems the banking industry has experienced in recent years are principally concentrated in loans collateralized by commercial real estate. As of December 31, 1996, the Bank had approximately $17.4 million in loans or 13.5% of total loans that were collateralized in some part by non-owner occupied commercial real estate.

COMPETITION

       In its market area, the Company is subject to intense competition from a number of local, regional and super-regional banking organizations, along with other financial institutions and companies that offer financial services, such as savings and loan associations, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies and other financial service enterprises. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to larger borrowers, relative lending limits. Many of the financial organizations in competition with the Company have much greater financial resources and branch networks than the Company. Certain of these institutions have significantly higher lending limits than the Bank and may provide various services for their customers, such as trust services, which the Bank does not presently offer to customers. In addition, there can be no assurance that additional financial institutions, with substantially greater resources than the Company or the Bank, will not establish operations in the Bank's service area.





EXPANSION STRATEGY

       In September 1994, the Company formed a majority owned subsidiary which purchased a 43,870 square foot office building at Tysons Corner. The building houses the executive offices of the Company, the operations department and a full service banking office.

       The Company's subsidiary, Patriot National Bank opened three new full service banking offices during 1995. The branches are located in Vienna/Tysons Corner, Sterling, and Manassas, Virginia. On February 15, 1997 Patriot National Bank opened its ninth banking office in Herndon, Virginia. Three additional branches are planned for 1997 which will bring the total number of full service banking locations to twelve.

EMPLOYEES

       At December 31 1996, a total of 97 full time equivalent persons were employed by the Company and the Bank. None of its employees are represented by any collective bargaining unit. The company considers relations with its employees to be good.

EXECUTIVE OFFICERS

       Carroll C. Markley is the founding President and CEO of Patriot
National Bank and First Patriot Bankshares Corporation. Mr. Markley formerly served as Senior Vice President of a regional bank where he worked for 23 1/2 years. His knowledge of banking is diverse and he has specific expertise in management, operations, budgeting, commercial banking, retail lending and marketing. Mr. Markley has a B.S. from Carson-Newman College and a M.S. from George Washington University. Mr. Markley is an active member of the community and has served as the president of the Tysons Corner Lions Club and the Northern Virginia Local Development Community. He served as Bank Chairman of the United Way Campaign and as Metropolitan Board Member for Junior Achievement. Mr. Markley is also a member of the Fairfax County, Central Fairfax, Herndon and Greater Reston Chambers of Commerce. He was recently appointed to serve as a member of the Washington Advisory Council for the Small Business Administration and he has been named the 1994 Financial Services Advocate of the Year for the U.S. Small Business Administration's (SBA) Washington District office.

       Michael W. Clarke is Executive Vice President of the Bank, a position he has held since the Bank opened in April, 1990. Mr. Clarke serves as the Bank's Senior Loan Officer. Prior to his affiliation with the Bank, Mr. Clarke was a Vice President at Crestar Bank from 1985 to 1989, where he was responsible for the development and maintenance of middle market lending relationships in western Fairfax, Loundon and Prince William Counties.

       Charles Wimer was appointed Senior Vice President and Chief Financial Officer of the Bank in January, 1995. Mr. Wimer was formerly Executive Vice President and Cashier of The George Mason Bank from 1978 to 1995. Mr. Wimer is the principal accounting officer of the Bank and is responsible for the accounting functions of the Company.

       Stephanie H. Ogle has been Senior Vice President, Loan Administration of the Bank since February, 1990. Ms. Ogle serves as loan administration officer and manages the credit department and the loan review function. From 1981 to 1990, she was Loan Administration Officer for First Commercial Bank.

       Robert C. Shoemaker, was appointed Senior Vice President, Real Estate Lending, on December 19, 1996. Mr. Shoemaker has served in the position of Vice President, Real Estate Lending since March, 1990.

       No family relationships exist among any of the directors or between any of the directors and executive officers of the Company.

                           SUPERVISION AND REGULATION

       Bank holding companies and national banks are extensively regulated under federal law. The following is a summary of certain federal laws and regulations that govern the Company and the Bank. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

       The regulation and examination of the Company and the Bank are designed primarily for the protection of depositors and not the Company or its shareholders.

BANK HOLDING COMPANIES

       The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the "BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company.

       The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct of indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The BHCA would prohibit the Federal Reserve Board from approving an application from the Company to acquire shares of a bank located outside of Virginia, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. Virginia has adopted legislation permitting such acquisitions by bank holding companies located in certain states that have reciprocal arrangements with Virginia. Beginning September 29, 1995, the Federal Reserve Board may approve such acquisitions without regard to whether the transaction is prohibited under the law of any state.

       The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA.

BANK

       The Bank is supervised and regularly examined by the Office of the Comptroller of the Currency ("OCC"). The various laws and regulations administered by the OCC affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. The Bank is not regulated by the Virginia Bureau of Financial Institutions or the Virginia State Corporation Commission and is not subject to Virginia banking law.

FDIC INSURANCE ASSESSMENTS

       The "Deposit Insurance Funds Act of 1996" provides for special assessments beginning with the semiannual periods after December 31, 1996 to pay interest on the obligations issued by the Financing Corporation ("FICO"). The special assessments will be shared among all insured depository institutions, including insured national banks, instead of only Savings Associations Insurance Fund ("SAIF") members. For purposes of the assessments to pay the interest on the FICO bonds, Bank Insurance Fund ("BIF") assessable deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF-assessable deposits until December 1999.


ECONOMIC AND MONETARY POLICIES

       The operations of the Company and the Bank are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

       The amount of dividends that may be paid by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal law, regulations and policies.

       As a national bank subject to the regulations of the Federal Reserve Board and the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account into its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1996, the Bank has $4.8 million of retained earnings legally available for the payment of dividends.

       In addition, the Federal Reserve Board and the OCC are authorized to determine under certain circumstances relating to the financial condition of a national bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

BORROWING BY THE COMPANY

       There are various legal restrictions on the extent to which the Company can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit be secured by designated amounts of specified collateral and are limited, as to the Company, to 10 percent of the Bank's capital stock and surplus, and as to the Company and any nonbanking subsidiaries in the aggregate, to 20 percent of the Bank's capital stock and surplus. Federal law also requires that transactions between the Bank and the Company or any nonbanking subsidiaries, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the Bank as those that apply or would apply to comparable transactions with unaffiliated parties.

CAPITAL REQUIREMENTS

       In January 1989, the Federal Reserve Board published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. These guidelines became effective on March 15, 1989. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 and Tier 2 capital is "total-risk based capital." The Company's Tier 1 capital and total risk-based capital ratios as of December 1996 were 11.22% and 12.39%, respectively.

       In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional amount of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1996 was 8.16%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

       The Bank is subject to capital requirements adopted by the OCC that are substantially similar to those that apply to the Company. At December 31, 1996 the Bank's total risk-based capital, Tier 1 capital and Leverage ratios were 11.21%, 10.02% and 7.26%, respectively.

       Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks. This support may be required during periods of financial stress or adversity, in circumstances where the Company might not do so absent such policy. A bank holding company is expected to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. The failure of a bank holding company to serve as a source of strength to its subsidiary banks would generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of Federal Reserve Board regulations, or both.

DESCRIPTION OF CAPITAL STOCK

       The following summary description of the capital stock of the Company is qualified in its entirety by reference to applicable provisions of Virginia law and the Company's Articles of Incorporation, as amended (the "Articles") and Bylaws, which are on file with the State Corporation Commission and included or incorporated by reference as an exhibit.

       Authorized and Outstanding Capital Stock. The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, $2.50 par value per share, and 10,000,000 shares of Preferred Stock, $25.00 par value per share. At December 31, 1996 there were 2,020,929 shares of Common stock issued and outstanding, held by approximately 424 shareholders of record. No shares of Preferred Stock have been issued.

       Common Stock. The holders of Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders, including election of directors. Holders of Common Stock do not have cumulative voting rights, which means the holders of a majority of the shares of Common Stock entitled to vote in any election of directors can elect all of the directors standing for election. Holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore, but only after payment of all required dividends on any outstanding Preferred Stock. Upon liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in assets available for distribution after payment of all debts and other liabilities and subject to the prior rights of any holders of any series of Preferred Stock then outstanding. The shares of Common Stock are not redeemable, have no conversion rights and carry no preemptive or other rights to subscribe to additional shares of Common Stock or to securities convertible into Common Stock. All outstanding shares of Common Stock are fully paid and nonassessable.

       Preferred Stock. The Board of Directors of the Company, without shareholder approval is authorized to issue shares of Preferred Stock in one or more series and to designate, with respect to each such series of Preferred Stock, the number of shares in each such series, the dividend rates, preferences and dates of payment, amounts payable upon voluntary and involuntary liquidation, the terms and conditions of redemption and the prices at which it may occur, whether or not dividends shall be cumulative and if cumulative, the date or dates from which the same shall be cumulative, the sinking fund provisions, if any, for redemption or purchase of shares, the rights, if any, and the terms and conditions on which shares can be converted into or exchanged for shares of any other class or series, and any right to vote as a class, either generally or as a condition to specified corporate action. Any Preferred Stock issued may be senior to the Common Stock as to dividends and as to distribution in the event of liquidation, dissolution or winding up of the Company. The ability of the Board of Directors to issue Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power and other rights of holders of the Common Stock.

       The creation and issuance of any series of Preferred Stock, and the relative rights and preferences of such series, if and when established, will depend upon, among other things, the future capital needs of the Company, then-existing market conditions and other factors that, in the judgement of the Board of Directors of the Company, might warrant the issuance of Preferred Stock. There are currently no plans for the issuance of Preferred Stock.

       Warrants. The Company's Articles grant authority to the Board of Directors to create and issue rights options or warrants for the purchase of any class of the stock of the Company, upon such terms and conditions and for such consideration, if any, and such purposes as the Board of Directors may approve. Pursuant to this authority, warrants were issued to members of the initial Board of Directors. Additional information is provided in Item 11 of this filing and in note 13 of the Consolidated Financial Statements in the Annual Report.

CERTAIN PROVISIONS OF THE COMPANY'S ARTICLES AND BYLAWS

       Board of Directors. The Company's Articles and Bylaws contain provisions which may have the effect of delaying or preventing a change in control of the Company. The Company's Articles and Bylaws provide (I) for division of the Board of Directors into three classes, with one class elected each year to serve a three-year term; (ii) that Directors may be removed only for cause and only upon the affirmative vote of the holders of at least two-thirds of the outstanding shares entitled to vote; and (iii) that a vacancy on the Board shall be filled by the remaining directors.

       A classified Board of Directors makes it more difficult for shareholders, including those holding a majority of the outstanding shares, to force an immediate change in the composition of a majority of the Board of Directors. Since the terms of less than a majority of the incumbent directors expire each year, it requires at least two annual elections for the shareholders to change a majority, whereas a majority of a non-classified board may be changed in one year. In the absence of the provisions of the Articles classifying the Board, all of the Directors would be elected each year. Management of the Company believes that the staggered election of Directors tends to promote continuity of management because less than a majority of the Board of Directors is subject to election each year.

       As permitted by the Virginia Stock Corporation Act (the "Virginia Act"), the Company's Articles contain provisions which indemnify directors and officers of the Company to the full extent permitted by Virginia law and seek to eliminate the personal liability of directors and officers for monetary damages to the Company or its shareholders for breach of their fiduciary duties, except to the extent such indemnification or elimination of liability is prohibited by the Virginia Act. These provisions do not limit or eliminate the rights of the Company or any shareholder to seek an injunction or any other non-monetary relief in the event of a breach of a director's or officer's fiduciary duty. In addition, these provisions apply only to claims against a director or officer arising out of his role as a director or officer and do not relieve a director or officer from liability for violations of statutory law such as certain liabilities imposed on a director or officer under the federal securities laws.

       In addition, the Company's Articles provide for the indemnification of both directors and officers for expenses incurred by them in connection with the defense or settlement of claims asserted against them in their capacities as directors and officers. In certain cases, this right of indemnification extends to judgments or penalties assessed against them. The Company has limited its exposure to liability for indemnification of directors and officers through the purchase of liability insurance coverage.

       The purpose of these provisions is to assist the Company in retaining qualified individuals to serve as directors by limiting their exposure to personal liability for serving as such.

       The Company is not aware of any pending or threatened action, suit or proceeding involving any of its directors, officers, employees or agents for which indemnification from the Company may be sought. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of the Company, or of an affiliate of the Company pursuant to the Company's Articles or otherwise, the Board of Directors has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

       Authorized Shares. The shares of Common Stock and Preferred Stock authorized by the Articles provide the Company's Board of Directors with as much flexibility as possible in using such shares for corporate purposes, including financing, acquisitions, stock dividends, stock splits, employee stock options and other similar purposes. However, these additional shares may also be used by the Board of Directors to deter future attempts to gain control of the Company. The Board of Directors has sole authority to determine the terms of any series of the Preferred Stock, including voting rights, conversion rates and liquidation preferences. As a result of the ability to fix voting rights for a series of Preferred Stock, the Board has the power to issue a series of Preferred Stock to persons friendly to management in order to attempt to block a post-tender offer merger or other transaction by which a third party seeks control, and thereby assist management to retain its position.

AFFILIATED TRANSACTIONS

       The Virginia Act contains a provision governing "Affiliated Transactions." Affiliated Transactions include certain mergers and share exchanges, material dispositions of corporate assets not in the ordinary course of business, any dissolution of the corporation proposed by or on behalf on an Interested Shareholder (as defined below), and reclassifications, including reverse stock splits, recapitalizations or mergers of the corporation with its subsidiaries which have the effect of increasing the percentage of voting shares beneficially owned by an Interested Shareholder by more than 5%. For purposes of the Virginia Act, an Interested

Shareholder is defined as any beneficial owner of more than 10% of any class of the voting securities of a Virginia corporation.

       Subject to certain exceptions discussed below, the provisions governing Affiliated Transactions require that, for three years following the date upon which any shareholder becomes an Interested Shareholder, a Virginia corporation cannot engage in an Affiliated Transaction with such Interested Shareholder unless approved by the affirmative vote of the holders of two-thirds of the outstanding shares of the corporation entitled to vote, other than the shares beneficially owned by the Interested Shareholder, and by a majority (but not less than two) of the "Disinterested Directors." A Disinterested Director means, with respect to a particular Interested Shareholder, a member of a corporation's board of directors who (I) was a member before the later of January 1, 1988 and the date on which an Interested Shareholder became an Interested Shareholder and (ii) was recommended for election by, or was elected to fill a vacancy and received the affirmative vote of, a majority of the Disinterested Directors then on the corporation's board of directors. At the expiration of the three year period, these provisions require approval of Affiliated Transactions by the affirmative vote of the holders of two-thirds of the outstanding shares of the corporation entitled to vote, other than those beneficially owned by the Interested Shareholder.

       The principal exceptions to the special voting requirement apply to Affiliated Transactions occurring after the three-year period has expired and require either that the transaction be approved by a majority of the Disinterested Directors or that the transaction satisfy certain fair price requirements of the statute. In general, the fair price requirements provide that the shareholders must receive the highest per share price for their shares as was paid by the Interested Shareholder for his shares or the fair market value of their shares, whichever is higher. The fair price requirements also require that, during the three years preceding the announcement of the proposed Affiliated Transaction, all required dividends have been paid and no special financial accommodations have been accorded the Interested Shareholder, unless approved by a majority of the Disinterested Directors.

       These provisions were designed to deter certain takeovers of Virginia corporations. In addition, the statute provides that, by affirmative vote of a majority of the voting shares other than shares owned by any Interested Shareholder, a corporation may adopt, by meeting certain voting requirements, an amendment to its articles of incorporation or bylaws providing that the Affiliated Transactions provisions shall not apply to the corporation. The Company has not adopted such an amendment.

CONTROL SHARE ACQUISITIONS

       The Virginia Control Share Acquisitions Statute also is designed to afford shareholders of a public company incorporated in Virginia protection against certain types of non-negotiated acquisitions in which a person, entity or group ("Acquiring Person") seeks to gain voting control of that corporation. With certain enumerated exceptions, the statute applies to acquisitions of shares of a corporation which would result in an Acquiring Person's ownership of the corporation's shares entitled to vote in the election of directors falling within any one of the following ranges: 20% to 33 1/3%, 33 1/3% to 50% or 50% or more (a "Control Share Acquisition"). Shares that are the subject of a Control Share Acquisition ("Control Shares") will not be entitled to voting rights unless the holders of a majority of the "Disinterested Shares" vote at an annual or special meeting of shareholders of the corporation to accord the Control Shares voting rights. Disinterested Shares do not include shares owned by the Acquiring Person or by officers and inside directors of the target company. Under certain circumstances, the statute permits an Acquiring Person to call a special shareholder's meeting for the purpose of considering granting voting rights to the holders of the Control Shares. As a condition to having this matter considered at either an annual or special meeting, the Acquiring Person must provide Shareholders with detailed disclosures about his identity, the method and financing of the Control Share Acquisition and any plans to engage in certain transactions with, or to make fundamental changes to, the corporation, its management or business. Under certain circumstances, the statute grants dissenter's rights to shareholders who vote against granting voting to the Control Shares. The Virginia Control Share Acquisitions Statute also enables a corporation to make provisions for redemption of Control Shares with no voting rights. A corporation may opt-out of the statute, which the Company has not done, by so providing in its articles of incorporation or bylaws. Among the acquisitions specifically excluded from the statute are acquisitions which are a part of certain negotiated transactions to which the corporation is a party and which, in the case of mergers of share exchanges, have been approved by the corporation's shareholders under other provisions of the Virginia Act.

SHARES ELIGIBLE FOR FUTURE SALE

       The Company has 2,020,929 shares of Common Stock outstanding, all of which are freely transferable without restriction or registration under the Securities Act of 1933, as amended (the "1933 Act"), except for shares held or purchased by an "affiliate" of the Company, which will be subject to resale restrictions under the 1933 Act. At December 31, 1996, there were approximately 396,935 shares of Common Stock subject to outstanding options or warrants and 497,286 shares owned by affiliates.

ITEM 2.     PROPERTIES

       The Company's headquarters and the main office of the Bank are located at 12120 Sunset Hills Road, Reston, Virginia, on the ground floor of the Reston Executive Center III office building less than one-half mile from an interchange of the Dulles Toll Road. The lease expires in 1999 and has two five year renewal options. In addition, the Company leases space for banking offices at 1345 Chain Bridge Road, McLean, Virginia, 511 West Broad Street, Falls Church, Virginia, 10855 Lee Highway, Fairfax, Virginia, 302 W. Maple Avenue, Vienna, Virginia, 8669 Sudley Road, Manassas, Virginia, 101 E. Holly Avenue, Sterling, Virginia, 3065 Centreville Rd, Herndon, Virginia, 6355 Multiplex Dr, Centreville, Virginia,

43761 Parkhurst Plaza Suite 108, Ashburn, Virginia, 10179 Hastings Dr, Manassas, Virginia, and office space and a branch banking office at 2071 Chain Bridge Road, Vienna, Virginia.

       The Company owns its leasehold improvements and amortizes them over the term of the leases. Furniture and equipment are owned and depreciated on a straight-line basis over their respective lives ranging from three to five years. The book value of premises and equipment, net of accumulated depreciation, was $5.2 million at December 31, 1996. See note 4 to the consolidated financial statements for additional information on premises and equipment, and leases.

ITEM 3.     LEGAL PROCEEDINGS

       The Company is a party to various legal proceedings from time to time in the ordinary course of business. Based upon information currently available, management believes that such legal proceedings, if determined adversely to the Company, would not have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted by First Patriot Bankshares Corporation to its shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

       Incorporated herein by reference to page 48 of the Company's Annual Report for 1996.

ITEM 6.     SELECTED FINANCIAL DATA

       Incorporated herein by reference to page 4 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Incorporated herein by reference to pages 5 through 15 of the Annual Report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Incorporated herein by reference to pages 16 through 43 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company changed its accountants for 1995 and filed a Form 8-K on June 13, 1995, reporting a change of accountants. There were no changes in and disagreements with accountants on accounting and financial disclosure in 1996.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The name, age, principal occupation and recent business experience of each director are set forth below. Information regarding executive officers is contained in Part 1 of this Form 10K under the caption Executive Officers.

       Daniel R. Bannister: Mr. Bannister (age 66) is a current director for the Company and the Bank, appointed to the board in 1995. Since February 1997, Mr Bannister has served as the Chairman of the Board of Dyn Corp, an employee owned technology services firm headquartered in Reston, Virginia with over 100 locations around the world and over 18,000 employees. From 1985 through January 1997, Mr. Bannister was President and Chief Executive Officer of DynCorp. Mr. Bannister is very active in the community. He is the current Chairman of the Northern Virginia Technology Council, an association of approximately 260 technology service companies. He is the former Chairman of Professional Services Council, a national trade association representing approximately 150 technical services companies throughout the United States. Mr. Bannister also serves as vice chair of the Employee Stock Ownership Association, a Trustee of the American Management Association, and is on the board of the Fairfax County Chamber of Commerce, the Northern Virginia Community Foundation, the George Mason University Foundation and director of the Easter Seals Society of Washington, D.C. and Maryland. He previously served as Chairman of the Board of the Washington Metropolitan Area Combined Health Appeal and a director of the Fairfax Symphony Orchestra.


Robert M. Barlow: Mr. Barlow (age 67) is the initial and current Vice President of the Company and is also a director of the Company and the Bank. Mr. Barlow was the founder and principal shareholder of a group of companies engaged in construction, manufacturing and real estate in Northern Virginia for the past thirty-eight years. In 1995 he sold these ventures and is now retired.

Wayne W. Broadwater: Mr. Broadwater (age 73) is an initial and current director of the Company and the Bank. A retired U.S. Navy Master Chief Petty Officer, he recently retired as President and CEO of Shipmates Ltd., a chain of tool and equipment rental and sales companies that he founded in 1972. He is past President of the National Capital Area Rental Association. He is involved in civic organizations such as the Chamber of Commerce, the American Legion, Fleet Reserve Association and the Izaak Walton League.

Bronson F. Byrd: Mr. Byrd (age 50) is an initial and current director, Assistant Secretary and Treasurer of the Company and the Bank. He is currently in the private practice of law, providing legal services in the areas of business law, commercial litigation and real estate transactions. He is also an investment advisor, registered with the U.S. Securities and Exchange Commission. He is the President and owner of Vanguard Investments Services, Inc., which is an investment advisory company registered with the U.S. Securities and Exchange Commission and the Commonwealth of Virginia, through which he provides a number of clients' investment advise and business consulting services. Some of his former professional roles have included being the initial CEO and President of START, Inc., a national financial services company; Senior Vice President and General Counsel for Advanced Technology, Inc., responsible for all legal services and real estate activities; Director of budget administration for a public service corporation; and Commanding Officer, guided nuclear missile battery, United States Army.


Nancy K. Falck: Mrs. Falck (age 67) is an initial and current director, and Secretary of the Company and the Bank. She is a former member of the Fairfax County Board of Supervisors (1980-1987) and Fairfax County School Board (1976-1979). Ms. Falck worked in Virginia as a research bacteriologist and also spent time as a high school teacher. She is active in community affairs and is currently a member of the Board of Directors of the Family Respite Center (a day program that helps people with Alzheimer's disease), and a member of the Board of Vinson Hall. She has also served as past president of such associations as the Northern Virginia Mental Health Association, the Social Center for Psychiatric Rehabilitation, the Washington Council of Governments and the Junior League of Northern Virginia. From 1970 to 1978, she served on the Board of Visitors of the College of William and Mary.

Harvey W. Huntzinger: Mr. Huntzinger (age 70) is an initial and current director of the Company and the Bank. He served in the U. S. Army from 1946 to 1967 in numerous command staff and management jobs relative to aviation operations, research, development, and engineering. Upon retirement, he joined TRW's engineering department in support of a helicopter research, development and prototyping phase. He is a founder of National Systems Management Corporation, which was organized in 1972, and has been president and CEO since 1983.

Jones V. Isaac: Mr. Isaac (age 65) is an initial and current director of the Company and the Bank. Mr. Isaac was the Administrator of Finance and Administration for the Construction Specifications Institute where he was employed from 1967 until 1995. In this capacity Mr. Isaac was responsible for the financial, budgetary, office and building administration of CSI as well as the administration of its staff benefits programs. Currently Mr. Isaac is President of Isaac Enterprises, Inc., a service oriented firm incorporated in the State of Maryland.

Carroll C. Markley: Mr. Markley (age 58) is the founding President and CEO of the Company and the Bank and an initial and current director of the Company and the Bank. Mr.

Markley formerly served as Senior Vice President of a regional bank where he worked for 23 years. Mr. Markley has a B.S. from Carson-Newman College and a M.S. from George Washington University. He serves on the Virginia Bankers Association Community Bank Council and The Virginia Association of Community Banks Board of Directors. He is past president of the Tysons Corner Lions Club, the Northern Virginia Local Development Community and the McLean Business and Professional Association. Mr. Markley is currently a member of the Fairfax County, Central Fairfax, Herndon, Vienna, McLean, Falls Church, Loudoun County and Greater Reston Chambers of Commerce. He serves as a member of the Washington Advisory Council for the Small Business Administration. In addition, he serves on the Virginia Medical Care for Children Advisory Council, Northern Virginia Community Foundation Board of Directors, the Board of Directors for the Professional and Technical Studies in Fairfax County, and the Board of the Future Business Leaders of America.

John H. Rust, Jr.: Mr. Rust (age 50) is the initial and current Chairman of the Board of Directors for both the Company and the Bank. Mr. Rust is currently of Counsel with the law firm of McCandlish & Lillard. The law firms with which Mr. Rust has been associated have served as general counsel to the Company and the Bank from its inception through 1995. He is presently a member of the Virginia House of Delegates, and Chairman of the City of Fairfax History Book Round Table. Mr. Rust is the former Vice Chairman of the Virginia State Board of Elections, a former President of the Central Fairfax Chamber of Commerce and former Vice Chairman of the Fairfax County Transportation Advisory Commission.

ITEM 11.    EXECUTIVE COMPENSATION

            1. The following table contains information concerning individual compensation of the Chief Executive Officer and the only other executive officer whose compensation exceeded $100,000 for services in all capacities to the Company and its subsidiary in 1996, 1995, and 1994.

                                          Summary Compensation Table
------------------------------------------------------------------------------------------------------------------
                 (a)                     (b)           (c)        (d)                     (e)       (f)

                                                      Annual Compensation                          Long Term
                                                      --------------------                      Compensation(2)
                                                                                                ---------------
                                                                                OTHER ANNUAL        NUMBER OF
     NAME AND PRINCIPAL POSITION         YEAR         SALARY      BONUS        COMPENSATION(1)   OPTIONS AWARDED
     ---------------------------         ----         ------      -----        ---------------   ---------------
Carroll C. Markley, President & Chief    1996        $176,319     $37,000             0             16,110
Executive Officer                        1995         145,536      36,250             0              6,930
                                         1994         120,000      33,067             0              6,930

Michael W. Clarke, Executive Vice        1996        $108,634      18,500             0              4,464
President                                1995          91,041      18,000             0              3,464
                                         1994          84,038      16,500             0              3,464


(1) None of the named individuals received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of his salary and bonus as reported in columns (c) and (d) of this table.

(2) Stock options granted in 1994 have been adjusted for a 2% stock dividend declared on May 26, 1994

2. The following table sets forth certain information on stock option grants in 1996 to the named executive officers of the Company

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                   SHARES UNDERLYING     PERCENT OF TOTAL
                                   NUMBER OF OPTIONS     OPTIONS GRANTED TO    EXERCISE PRICE
         NAME                       GRANTED IN 1996      EMPLOYEES IN 1996       PER SHARE         EXPIRATION DATE
         ----                       ---------------      -----------------       ---------         ---------------
Carroll C. Markley                     13,860(1)               67%                   $4.90             April, 2004
                                        2,250(2)               11%                   12.00             Jan.,  2006

Michael W. Clarke                       3,464(3)               17%                   $4.90             April, 2004
                                        1,000(4)                5%                   12.00              Jan., 2006


(1) 6,930 options were granted on February 22, 1996 pursuant to a January 1994 employment agreement with Mr. Markley and 6,930 were granted on December 31, 1996 pursuant to a September 1996 employment contract. The options are immediately exercisable.


(2)      2,250 options were granted by the Board of Directors on January
         25,1996.

(3) These options were granted on February 22, 1996 pursuant to a January 1995 letter agreement with Mr. Clarke and are immediately exercisable.

(4) 1,000 options were granted by the Board of Directors on January 25, 1996.

--------------------------------------------------------------------------------

3. The following table provides information concerning the value of options held by each of the named executive officers on December 31, 1996. No stock options were exercised by any of the named executive officers during 1996.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

          (a)                    (b)                 (c)                   (d)                              (e)
                                                                   Number of Securities                  Value of
                                                                        Underlying                      Unexercised
                                                                    Unexercised options                 in-the-money
Name                       Shares Acquired          Value               12/31/96                    options at 12/31/96(1)
                           on Exercise (#)         Realized                (#)                               ($)
----                       ---------------         --------                ---                               ---
                                                                  Exercisable/Unexercisable      Exercisable/Unexercisable
Carroll C. Markley                0                     0               60,750 / 0                     $658,718 / 0

Michael W. Clarke                 0                     0               21,784 / 0                     $234,613 / 0


(1) The fair market value at December 31, 1996 for Company Common Stock was $16.00 and is used to calculate the value of unexercised options.

4.       COMPENSATION PLANS FOR EXECUTIVE OFFICERS

                 i.    PRESIDENT AND CHIEF EXECUTIVE OFFICER

         In September 1996, the Company entered into a four year employment contract with Carroll C. Markley to serve as President and Chief Executive Officer of the Company and the Bank. Under the contract, Mr. Markley receives a base salary of $160,000 that can be increased but not decreased at the discretion of the Board. Also, an annual performance bonus may be awarded at the sole discretion of the Board, based upon a mutually agreeable formula. In addition, 6,930 options will be granted on or before December 31, 1996 to purchase stock based upon the original issue price of the stock, adjusted for stock splits and stock dividends, provided that the Bank's return on assets meets or exceeds the amount estimated in the annual budgets as approved by the Board. For each year following 1996 Mr. Markley will be granted an option to purchase 3,465 shares of stock at a strike price consistent with the market on the date granted. Such options may be exercised in whole or in part at any time prior to ten (10) years from the date of the option. The contract provides for certain benefits in the event of a change-in-control of the Company followed by termination of employment without cause. If a change-in-control occurs, the principal benefit received is a lump sum payment within 30 days of termination of 150% of base salary during the first year of the contract with decreases of 10% in termination benefits during each subsequent year of the contract.

                 ii.   EXECUTIVE VICE PRESIDENT

         In September 1996, the Company entered into a two year employment contract with Mr. Clarke to serve as a Executive Vice President of the Bank. Under the agreement, Mr. Clarke receives a base salary of $98,038 that can be increased but not decreased. Also, an annual performance bonus may be awarded at the sole discretion of the Board. In addition, each year of the agreement, Mr. Clarke receives an option to purchase 1,732 shares of stock of the Company at a strike price consistent with the market price on the date granted, provided that the Bank's performance meets or exceeds the annual budget. Such options may be exercised in whole or in part at any time on or before ten (10) years from the date of the option. The agreement provides for certain benefits in the event of a change-in-control of the Company followed by termination of employment without cause. If a change-in-control occurs, the principal benefit received is payment to Mr. Clarke of the balance of the annual salary due under the agreement.

         B.  WARRANTS TO ORGANIZERS

         The Company granted warrants at the time of its organization to members of the initial board of directors in recognition of their guaranteeing the organizational loan for the Bank, entering into the lease for the facilities of the Bank and for performing other services in connection with the organization of the Bank. The warrants permitted the organizing directors to purchase three shares of the Company's Common Stock for every four shares which the director had purchased in the initial offering of Common Stock in 1989. The exercise price of the warrants has been adjusted to reflect a 2 for 1 stock split and a 2% stock dividend declared on April 22, 1993 and May 26, 1994 respectively. The current exercise price is $4.90 per share. The warrants are currently exercisable until March 31, 2000.

The total number of warrants currently held by each of the present directors is set forth under "Security Ownership of Certain Beneficial Owners and Management."

         C.  DIRECTOR COMPENSATION

          Directors receive an annual retainer of $8,000. Directors do not receive additional compensation for attendance at regular or special meetings of the Board of Directors or for serving on the various committees of the Board. In addition, the stockholders of the Company at the 1992 annual meeting of stockholders approved a plan to issue rights, options or warrants for the purchase of up to 60,000 shares of common stock to directors, upon such terms and conditions as the Board may direct, as an additional form of director compensation. The stockholders also approved the issuance of options from those shares to each of the directors for the purchase of 2,040 shares of common stock at $4.41 per share as additional compensation for 1991. In 1992, the directors received options for 1,020 shares of common stock at $5.50 per share. The options and price have been adjusted to reflect the 2 for 1 stock split and the 2% stock dividend declared on April 22, 1993 and May 26, 1994 respectively.

         At December 31, 1996, the Company has granted 30,600 options under this authority and 29,400 shares reserved for such purposes remain available for grant.

         D.  BENEFITS

         Employee Stock Options. At the annual meeting of stockholders in 1992, the stockholders authorized the Board of Directors of the Company to issue rights, options or warrants for the purchase of up to 140,000 shares of common stock to the employees of the Company upon such terms and conditions as the Board may deem appropriate. Employees will be selected to receive awards based upon their responsibilities and their current potential contributions to the success of the Company. As of December 31, 1996, 106,176 options have been granted under this authority and 33,824 shares reserved for such purposes remain available for grant.

         401(k) Profit Sharing Plan. The Bank has adopted a profit sharing plan qualified under Section 401(k) of the Internal Revenue code (the "401(k) Plan"). Employees who have attained the age of 21 years are eligible to participate in the 401(k) Plan. Eligible employees who elect to participate may contribute up to 15% of their annual salary to the 401(k) Plan. The Bank may make discretionary contributions to the Plan.

E.       DIRECTOR'S STOCK INVESTMENT AND DEFERRED COMPENSATION PLAN

         The Board of Directors has adopted the Director's Stock Investment and Deferred Compensation Plan, (the Deferred Compensation Plan).

         Under the Deferred Compensation Plan, each member of the Board of Directors of the Company and its Affiliates, as defined in the Deferred Compensation Plan, have the following choices with respect to his or her director fees earned during each semiannual period: (1) elect to receive director fees in cash; (2) elect to receive all or a portion of the director fees paid in the form of Common Stock; or (3) elect to defer receipt of all or a portion of the director fees and have the deferred amount credited in the form of phantom stock units to a Deferred Compensation Account.

         Except in the case of the first year of the Director's Plan, or the first year of a new members election to the Board of Directors, all decisions to receive payment of director fees in the form of Common Stock or credited to the Deferred Compensation Account must be made prior to the beginning of the semiannual period to which the director fees relate.

         As of the last day of each semiannual period, the Company will determine the amount of directors fees for the period that are to be paid in shares of Common Stock or credited in phantom stock units to the Deferred Compensation Accounts. The number of shares delivered or phantom units credited is based on 100% of the closing price of the Common Stock on the last day of the semiannual period. When dividends are declared on the Common Stock, Deferred Compensation Accounts are credited with additional phantom stock units equal in value to the aggregate dividend amount that would have been paid on shares equal in number to the number of phantom stock units held in the account. The balance of a director's Deferred Compensation Account is distributed in the form of shares of Common Stock at the time selected by the director when electing to have directors fees credited to the account, but no earlier than six months after being credited to the account.

         Persons eligible to be in the Deferred Compensation Plan are limited to members of the Board of Directors of the Company and directors of Patriot National Bank. The total number of eligible participants is currently nine (9) individuals.

         Currently Directors fees are taxable to recipients and are deductible to the Company. Under the Plan the income to a director and deduction to the Company for fees credited to the Deferred Compensation Account are deferred until distribution of the balance of the Deferred Compensation Account and the amount of the director's income and the Company's deduction is determined by reference to the fair market value of the shares of Common Stock when distributed.

         No Common Stock has been issued under the Director's Stock Investment and Deferred Compensation Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The only persons or entities (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owners of more than 5% of the issued and outstanding common stock were the three directors as disclosed in "Stock Ownership of Management" below.

         The following table sets forth the beneficial ownership of common stock by all directors and named executive officers (see "Executive Compensation - Summary Compensation Table"), and all directors and executive officers of the Company as a group. Each person has sole voting and investment power unless otherwise indicated. The individual percentages in the last column assume the exercise by the individual stockholder of his/her options and warrants but does not assume such an exercise by any other person. These computations are in accordance with Securities and Exchange Commission rules and do not necessarily indicate beneficial ownership for any other purpose. Stock Options and Warrants have been adjusted to reflect a 2 for 1 stock split declared on April 22, 1993 and a 2% stock dividend declared on May 26, 1994.

               STOCK OWNERSHIP OF MANAGEMENT AT FEBRUARY 28, 1997
                           ACQUIRABLE WITHIN 60 DAYS

                                       SOLE OR SHARED
                                         VOTING OR            STOCK                                   PERCENT OF
               NAME                   INVESTMENT POWER       OPTIONS       WARRANTS        TOTAL        CLASS
               ----                   ----------------       -------       --------        -----        -----
Daniel R. Bannister                              5,174(1)       --           --             5,174         .25%
Robert M. Barlow                               106,443(2)        3,060       51,971       161,474        7.78%
Wayne W. Broadwater                             38,547(3)        3,060       25,967        67,574        3.29%
Bronson F. Byrd                                 25,184           3,060       14,073        42,317        2.08%
Michael W. Clarke                               18,128(4)       25,248       --            43,376        2.12%
Nancy K. Falck                                  43,427(5)        3,060       24,813        71,300        3.48%
Harvey W. Huntzinger                            87,198(6)        3,060       51,973       142,231        6.77%
Jones V. Isaac                                  42,598(7)        3,060       51,973        97,631        4.70%
Carroll C. Markley                              53,619(8)       60,750       26,545       140,914        6.68%
John H. Rust, Jr.                               65,456(9)       --           --            65,456        3.24%
All directors and Executive
Officers as a group of
13 persons                                     498,249         112,936      247,315       858,500       36.05%




1. Includes 100 shares owned by Mr. Bannister's spouse and 4,668 shares owned jointly.
2. Includes 9,426 shares owned by Mr. Barlow's spouse and 228 shares owned jointly.
3.    Owned jointly with Mr. Broadwater's spouse.
4.    Includes 142 shares held jointly with Mr. Clarke's spouse.
5.    Includes 13,591 shares owned by Mrs. Falck's spouse.
6.    Includes 1,000 shares owned by Mr. Huntzinger's spouse.
7.    Includes 15,300 shares owned by Mr. Isaac's spouse.
8.    Includes 12,001 shares held jointly with Ian C. Markley.
9. Includes 4,077 shares owned by Mr. Rust's children, 31,756 shares owned by Rust & Rust, P.C, and 24,596 shares owned by Rust & Rust, P.C. 401(K) Plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A.      LOANS TO OFFICERS AND DIRECTORS
         Certain directors and officers of the Company and Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated are customers of the Bank. As such, these persons engaged in transactions with the Bank in the ordinary course of business and will have additional transactions with the Bank in the future.
All loans extended and commitments to lend by the Bank to such persons are made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than normal risk of collectibility or present other unfavorable features.

         The amount of loans from the Bank to all officers and directors of the Company and the Bank, and entities in which they are significantly interested totaled approximately $5.1 million at December 31, 1996. This amount represented 35.1% of the total equity capital of the Company as of December 31, 1996.

         B.      TRANSACTIONS WITH MANAGEMENT
         In the ordinary course of its business, the Company and the Bank have engaged in certain transactions with their officers and directors in which such officers and directors have a significant interest. All such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties. The Bank has engaged the Fairfax, Virginia, law firm of McCandlish and Lillard, of which Mr. Rust is a partner, to perform certain legal services for the Bank. Also, warrants were issued by the Company in 1989 to certain directors of the Company in recognition of their personal guarantees of the organizational loan for the Bank, entering into the lease of facilities for the Bank, and performing other services in connection with the organization of the Bank. See "Compensation - Warrants to Organizers." These directors remain personally liable as guarantors of the lease for the Bank's offices at 12120 Sunset Hills Road, Reston, Virginia.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a) (1.) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13).

                      Financial Statements:

                      Report of Independent Auditors

                      Consolidated Balance Sheets at December 31, 1996 and
                      1995.

                      Consolidated Statements of Operations - years ended December 31, 1996, 1995, and 1994.

                      Consolidated Statements of Stockholders' Equity - years ended December 31, 1996, 1995, and 1994.

                      Consolidated Statements of Cash Flows - years ended December 31, 1996, 1995, and 1994.

                      Notes to Consolidated Financial Statements.

         (a) (2.) There are no financial statement schedules filed herewith because they are not required under the related instructions or are inapplicable and have therefore been omitted.

         (a) (3.) The following exhibits are filed as part of the Annual Report on Form 10-K.

         Number                        Exhibits

         3.1(1)       Articles of Incorporation

         3.2(2) Articles of Amendment to Articles of Incorporation (2 filings)

         3.3(1)       Bylaws

         10.1(2)      Form of Stock Option Agreement

         10.2(2)      Form of Warrant Agreement

         10.3(2) The Board of Directors of the Company is authorized to issue rights, options and warrants for up to (i) 60,000 shares of Common Stock to directors as additional compensation and (ii) 140,000 shares of Common Stock to employees as additional compensation. Additional information about these authorizations is set forth in
                      Item 11 of this filing.

         10.4 Employment Contract, dated September 1, l996 between First Patriot Bankshares Corporation and Carroll C. Markley.

         10.5 Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Michael C. Clarke.

         10.6 Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Stephanie H. Ogle.

         10.7 Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Charles Wimer

         10.8 Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Robert C. Shoemaker.

         13           Draft Annual Report to Stockholders for 1996.

         21           Subsidiaries of the Registrant.



Notes:

(1) Incorporated by reference to Exhibit 3 to the Registrant's Form S-18 Registration Statement, No. 33-31168-A.

(2) Incorporated by reference to the Registrant's Form S-1 Registration Statement (No. 33-66768), filed with the Securities and Exchange Commission on September 10, 1993.

         (b)     Reports on Form 8-K

                 Incorporated by reference to the Registrant's Form 8-K filed on June 13, 1995.

         (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

         (d)     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST PATRIOT BANKSHARES CORPORATION
------------------------------------
         Registrant

By:                     /s/                                      March 20, 1997
         ----------------------------------------
         Carroll C. Markley
         President, Chief Executive Officer
         and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:                     /s/                                      March 20, 1997
         ----------------------------------------
         Carroll C. Markley
         President, Chief Executive Officer
         (Principal Executive Officer) and Director

By:                     /s/                                      March 20, 1997
         ----------------------------------------
         John H. Rust, Jr.
         Chairman of the Board

By:                     /s/                                      March 20, 1997
         ----------------------------------------
         Robert M. Barlow
         Vice President and Director

By:                     /s/                                      March 20, 1997
         ----------------------------------------
         Jones V. Isaac
         Director

By:                     /s/                                      March 20, 1997
         ----------------------------------------
         Nancy K. Falck
         Secretary and Director


By:                     /s/                                      March 20, 1997
         ----------------------------------------
         Daniel R. Bannister
         Director

By:                     /s/                                      March 20, 1997
         ------------------------------------
         Wayne W. Broadwater
         Assistant Treasurer, Director

By:                                                              March 20, 1997
         ------------------------------------
         Bronson F. Byrd
         Treasurer, Vice Secretary, and Director

By:                                                              March 20, 1997
         ------------------------------------
         Harvey W. Huntzinger
         Director

By:                     /s/                                      March 20, 1997
         ------------------------------------
         Charles Wimer
         Senior Vice President and Chief Financial
         and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.      DOCUMENT                                                                                     SEQUENTIAL PAGE NO.
-----------      --------                                                                                     -------------------

3.1(1)           Articles of Incorporation

3.2(2)           Articles of Amendment to Articles of Incorporation (2 filings)

3.3(1)           Bylaws

10.1(2)          Form of Stock Option Agreement

10.2(2)          Form of Warrant Agreement

10.3(2)          The Board of Directors of the Company is authorized to issue rights, options and warrants for up to (i) 60,000 shares of Common Stock to directors as additional compensation and (ii) 140,000 shares of Common Stock to employees as additional compensation.  Additional information about these authorizations is set forth in Item 11 of this filing.

10.4             Employment Contract, dated September 1, l996 between First Patriot Bankshares Corporation and Carroll
                 C.Markley.......................................................................................................34

10.5             Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Michael C.
                 Clarke..........................................................................................................41

10.6             Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Stephanie H.
                 Ogle............................................................................................................47

10.7             Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Charles
                 Wimer...........................................................................................................52

10.8             Letter of Agreement, dated September 1, l996 between First Patriot Bankshares Corporation and Robert C.
                 Shoemaker.......................................................................................................57

13               Draft Annual Report to Stockholders for 1996.....................................................................62

21               Subsidiaries of the Registrant..................................................................................63

 Notes:

1) Incorporated by reference to Exhibit 3 to the Registrant's Form S-18 Registration Statement, No. 33-31168-A.

(2) Incorporated by reference to the Registrant's Form S-1 Registration Statement (No. 33-66768), filed with the Securities and Exchange Commission on September 10, 1993.