Form 10-Q
period 1997-03-31
FIRST PATRIOT BANKSHARES CORP
filed 1997-05-15
CIK 855645

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the three months ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                       SEC Commission File No :  0-22578


                      FIRST PATRIOT BANKSHARES CORPORATION
                      -------------------------------------
           (Exact name of registrant as specified in its charter)


             State of  Virginia                                                     54-1514125
-------------------------------------------------                            ------------------------
(State or other jurisdiction of                                              (I.R.S. Employer
 incorporation or organization)                                              Identification No.)

2071 Chain Bridge Road, Vienna, Virginia                                              22182
----------------------------------------                                             ------
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
                                              ---    ---

Common stock, $2.50 par value per share                                      Outstanding at April 30, 1997
---------------------------------------                                      -----------------------------
          (Title of Class)                                                         2,020,929 shares
                                                                                   ----------------

                      FIRST PATRIOT BANKSHARES CORPORATION

                                   FORM 10-Q


                                     INDEX

PART I           FINANCIAL INFORMATION                                                         PAGE
------           ---------------------                                                         ----
Item 1.          Condensed Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 March 31, 1997 and December 31, 1996.......................................... 3

                 Consolidated Statements of Operations
                 Three months ended March 31, 1997 and 1996.................................... 4

                 Consolidated Statements of Stockholders' Equity
                 Three months ended March 31, 1997 and 1996.................................... 5

                 Consolidated Statements of Cash Flows
                 Three months ended March 31, 1997 and 1996.................................... 6

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


PART II                   OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,                DECEMBER 31,
(dollars in thousands)                                                             1997*                      1996
----------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets
      Loans                                                                        $117,854                  $119,604
      Loans held for sale                                                             8,746                     8,264
      Allowance for loan losses                                                      (1,748)                   (1,530)
----------------------------------------------------------------------------------------------------------------------
      Loans, net of allowance for loan losses                                       124,852                   126,338
      Investments  available  for sale at fair value                                 37,338                    40,838
      Federal funds sold                                                              5,341                     9,943
----------------------------------------------------------------------------------------------------------------------
Total earning assets, net of allowance for loan losses                              167,531                   177,119
      Cash and due from banks                                                         6,094                     6,775
      Premises and equipment, net                                                     5,262                     5,195
      Other assets                                                                    2,873                     2,763
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $181,760                  $191,852
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Non-interest bearing deposits                                                 $26,913                   $33,466
      Interest bearing deposits                                                     122,321                   120,863
----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                      149,234                   154,329
      Other borrowings                                                               16,577                    21,179
      Accrued expenses and other liabilities                                          1,205                     1,819
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   167,016                   177,327
----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Total stockholders' equity                                                           14,744                    14,525
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $181,760                  $191,852
======================================================================================================================


See accompanying notes to consolidated financial statements.
 * Unaudited

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                  -------------------------------------------------------
(dollars in thousands)                                                               1997                           1996
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
      Interest and fees on loans                                                   $3,278                         $2,790
      Interest on investments                                                         701                            468
      Interest on federal funds sold                                                   86                            162
-------------------------------------------------------------------------------------------------------------------------
         Total interest income                                                      4,065                          3,420
INTEREST EXPENSE
      Interest on deposits                                                          1,425                          1,125
      Interest on other borrowings                                                    227                            237
-------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                     1,652                          1,362
-------------------------------------------------------------------------------------------------------------------------
         Net interest income                                                        2,413                          2,058
Provision for loan losses                                                             218                            127
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                 2,195                          1,931
NON-INTEREST INCOME
      Service charges on deposit accounts                                             259                            138
      Other income                                                                    381                            385
      Gain on sale of loans and investments, net                                       12                             (8)
-------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                                    652                            515
NON-INTEREST EXPENSE
      Salaries and benefits                                                         1,027                            914
      Occupancy and equipment                                                         297                            164
      Other operating expense                                                         701                            726
-------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                                                 2,025                          1,804
-------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                              822                            642
Income tax expense                                                                    275                            251
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                           $547                           $391
=========================================================================================================================
Earnings per  share (note 2):

      Earnings per common share and common equivalent share                         $0.24                          $0.17
=========================================================================================================================
      Earnings per common share-assuming full dilution                              $0.24                          $0.17
=========================================================================================================================


See accompanying notes to consolidated financial statements.

Weighted Average Shares Outstanding-Primary                                     2,294,865                      2,241,837
Weighted Average Shares Outstanding-Fully Diluted                               2,294,865                      2,241,837

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)

                                                                              UNREALIZED GAIN (LOSS)
                                                                                 ON AVAILABLE FOR
                                                                  ADDITIONAL     SALE INVESTMENTS     ACCUMULATED        TOTAL
                                                        COMMON     PAID-IN       NET OF DEFERRED       (DEFICIT)      STOCKHOLDERS'
(dollars in thousands)                                   STOCK     CAPITAL             TAXES            SURPLUS          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                 $5,013      $5,155             $110              $2,460           $12,738
Net proceeds from the issuance of common stock               33          94               --                  --               127
Cash dividends paid                                          --          --               --                 (61)              (61)
Unrealized gain on available for sale investments,
   net of deferred taxes                                     --          --             (290)                 --              (290)
Net income                                                   --          --               --                 391               391
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                  $5,046      $5,249            ($180)             $2,790           $12,905
===================================================================================================================================

Balance, January 1, 1997                                 $5,052      $5,458            ($289)             $4,304           $14,525
Net proceeds from the issuance of common stock               --          --               --                  --                 0
Cash dividends paid                                          --          --               --                 (61)              (61)
Unrealized gain on available for sale investments,
   net of deferred taxes                                     --          --             (266)                 --              (266)
Net income                                                   --          --               --                 547               547
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                  $5,052      $5,458            ($555)             $4,789           $14,744
===================================================================================================================================

FIRST PATRIOT BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                --------------------------------------
(dollars in thousands)                                                                        1997               1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME                                                                                    $547               $391
ADJUSTMENTS FOR NONCASH ITEMS INCLUDED IN NET INCOME:
  Depreciation and amortization                                                                180                150
  Provision for loan losses                                                                    218                127
  (Gain)/Loss on sale of loans and fixed assets                                                (11)                 8
  Increase in other assets                                                                     102               (394)
  Increase (decrease) in accrued expenses and other liabilities                               (759)              (549)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided  by operating activities                                               277               (267)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in banking subsidiary loans                                                   1,270             (6,065)
  Proceeds from sale of loans and fixed assets                                                 106              3,244
  Purchase of investments                                                                     (101)           (16,067)
  Proceeds from maturity of investments                                                      3,198              9,511
  Acquisition of premises and equipment                                                       (261)              (609)
----------------------------------------------------------------------------------------------------------------------
       Net cash flow used by investing activities                                            4,212             (9,986)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits                                                           (6,553)            (1,945)
  Net increase in NOW and savings accounts                                                   1,876              3,697
  Net increase in money market accounts                                                        145                425
  Net increase in time deposits                                                               (563)             2,914
  Net increase (decrease) in other borrowings                                               (4,602)            (2,546)
  Net decrease in notes payable                                                                (14)                (3)
  Net increase in capital from new stock issues                                                  0                127
  Cash dividends paid                                                                          (61)               (61)
----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                            (9,772)             2,608
----------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash equivalents                                 (5,283)            (7,645)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                16,718             18,098
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $11,435            $10,453
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

INTEREST PAID TO DEPOSITORS                                                                 $1,396             $1,128
INTEREST ON SHORT-TERM BORROWINGS                                                              239                239
UNREALIZED LOSS ON AVAILABLE FOR SALE INVESTMENTS                                             (841)              (272)
INCOME TAXES PAID                                                                              303                148
======================================================================================================================

                      FIRST PATRIOT BANKSHARES CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)



         The accompanying unaudited consolidated financial statements, which include the accounts of First Patriot Bankshares Corporation, (the "Company") and its wholly-owned subsidiary, Patriot National Bank, (the "Bank") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.


NOTE 1 - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders on Form 10-K for the year ended December 31, 1996 which contain the Company's accounting policies and other data.


NOTE 2 - COMMON STOCK AND EARNINGS PER SHARE

         Common stock issued and outstanding totaled 2,020,929 shares at March 31, 1997 and December 31, 1996. Stock options outstanding totaled 128,351 at March 31, 1997 and 125,137 at December 31, 1996. Warrants outstanding totaled 271,798 at both March 31, 1997 and December 31, 1996. The total number of options and warrants outstanding has been retroactively adjusted for a 2% stock dividend issued on June 30, 1994 and a two for one stock split issued on April 30, 1993.

         Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options and warrants. The number of common shares was increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeded the exercise price of the options and warrants. This increase in the number of shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options and warrants; those purchases were assumed to have been made when the market price of the common stock exceeded the exercise price of the options and warrants. The average number of shares used in the determination of earnings per common share and common equivalent share and earnings per common share assuming full dilution were 2,294,865 and 2,241,837 respectively, for the three months ended March 31, 1997 and 1996.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED FINANCIAL REVIEW

         Net income for the first quarter of 1997 was $547 thousand up 40% from $391 thousand for the first quarter of 1996. Primary earnings per share was $.24 for the first quarter of 1997 compared to $.17 for the same period in 1996. This increase in net income is primarily due to continued growth in the Bank's loan portfolio, from $109.5 million at March 31, 1996 to $126.6 million at March 31, 1997. Return on average equity increased from 11.96% from the first quarter of 1996 to 14.93% for the first quarter of 1997. Return on average assets increased 21% to 1.21% from 1.00% for the first quarter of 1996. Assets totaled $181.8 million at March 31, 1997, down from $191.9 million at December 31, 1996. This decrease is largely attributable to cyclical fluctuations in corporate checking account balances and cash management repurchase accounts.

BALANCE SHEET ANALYSIS

LOANS

         Total loans net of unearned income were $126.6 million at March 31, 1997 compared to $127.9 million at December 31, 1996. A schedule of outstanding loans at March 31, 1997 and December 31, 1996 is shown below.


                                                           MARCH 31                 DECEMBER 31
(dollars in thousands)                                        1997                      1996
----------------------------------------------------------------------------------------------------
Commercial & SBA                                                $35,408                     $35,017
Commercial mortgage                                              36,333                      37,554
Construction                                                     18,851                      19,061
Residential Mortgage                                             17,151                      17,598
Home Equity                                                       6,394                       6,212
Installment                                                       4,316                       4,815
SBA loans held for Sale                                           8,746                       8,264
                                                      ----------------------------------------------
     Total Gross Loans                                         $127,199                    $128,521
Unearned Income                                                    (599)                       (653)
                                                      ----------------------------------------------
     Loans, net of unearned income                             $126,600                    $127,868
Allowance for Loan Losses                                        (1,748)                     (1,530)
                                                      ----------------------------------------------
     Loans, net of allowance for loan losses                   $124,852                    $126,338
                                                      ==============================================

         Commercial and residential mortgage loans accounted for 42.25% of the loan portfolio, net of unearned income, at March 31, 1997, compared to 43.13% at December 31, 1996. This decrease is due to seasonal fluctuations in these type of loans. These loans are for primarily owner-occupied or fully leased real estate. At March 31, 1997 real estate construction loans comprised approximately 14.89% of the Company's loan portfolio as compared to 14.91% at December 31, 1996. The loans are primarily used for construction of owner-occupied pre-sold residential homes and are considered an attractive type of lending due to their short-term maturities and higher yields. Commercial and S.B.A. loans totaled $35.4 million or 27.97% of the Bank's total loan portfolio at the end of the first quarter of 1997. At December 31, 1996 these loans amounted to $35.0 million or 27.39% of the Bank's loan portfolio. Commercial business loans typically are made on the basis of the borrower's ability to make payment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory.

          The Bank is a "Preferred" S.B.A. lender. This designation means that the S.B.A. has reviewed the Bank's loan procedures and determined that the Bank meets S.B.A. standards for the underwriting and packaging of loans. At March 31, 1997 total S.B.A. loans were $23.9 million or 18.9% of total loans. Total S.B.A. loans held for sale were $8.7 million at March 31, 1997, which was 6.91% of the Bank's total loan portfolio. S.B.A. loans are 75-90% guaranteed by the Federal government. The guaranteed portion of S.B.A. loans are saleable in the secondary market.

         Installment loans decreased from $4.8 million at December 31, 1996 to $4.3 million at March 31, 1997. Installment loans consist primarily of loans to individuals and credit card loans. Home Equity loans were up slightly from December 31, 1996 to $6.2 million at March 31, 1997.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level at which estimated loan losses inherent in the loan portfolio are covered. The allowance consists of funds set aside for specific loans and a general unallocated reserve to offset any additional allocations needed. At March 31, 1997 the allowance was $1.75 million or 1.38% of gross loans. This is up from $1.53 million and 1.20% of gross loans at December 31, 1996. The increase in the allowance for loan losses is due to a decision by management to increase the unallocated portion of the allowance to bring it more in line with the experience of similarily sized institutions.

NON-PERFORMING AND PAST-DUE LOANS

         At March 31, 1997 there were seven loans totaling $1.5 million that were past due 90 days or greater. Past due loans of 90 days or greater at December 31, 1996 consisted of two loans for $727 thousand. There was one loan non-accrual at March 31, 1997 that is fully guaranteed by the S.B.A. At December 31, 1996, there were no loans on non-accrual.

ALLOWANCE FOR LOAN LOSSES

                                                          Three months                 Year ended
                                                         ended March 31                December 31
(dollars in thousands)                                        1997                         1996
----------------------------------------------------------------------------------------------------
Beginning Balance                                             $1,530                         $1,332
Provision for the period                                         218                            751
Charge-offs                                                       (7)                          (553)
Recoveries                                                         7                             --
----------------------------------------------------------------------------------------------------
Balance at end of period                                      $1,748                         $1,530
====================================================================================================

Allowance to loans *                                           1.38%                          1.20%
Net charge-offs to average loans *                             0.00%                          0.48%
Net charge-offs to allowance                                   0.23%                         36.14%

* net of unearned income


INVESTMENTS

         The Company's securities portfolio is comprised of U.S. Government Agency securities, U.S. Government Agency mortgage backed securities and tax exempt obligations of states and political subdivisions.


SECURITIES - AVAILABLE FOR SALE

                                                       March 31, 1997                                December 31, 1996
                                       ------------------------------------------------------------------------------------------
(dollars in thousands)                  Amortized Cost           Fair Value              Amortized Cost               Fair Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securites                             $0                   $0                          $0                       $0
U.S. Government securities                      36,499               35,675                      39,677                   39,248
Municipal securities - Revenue
   Obligations                                     235                  235                         235                      235
Mortgage backed securites
   Guaranteed by GNMA                              588                  570                         607                      599
All other equity securities                        858                  858                         756                      756
---------------------------------------------------------------------------------------------------------------------------------
Total Securities                               $38,179              $37,338                     $41,275                  $40,838
=================================================================================================================================



All of the company's investments at March 31, 1997 and December 31, 1996 were classified as available for sale. The Financial Accounting Standards Board requires that available for sale securities be recorded at fair value. The associated unrealized gains or losses on these securities are recorded, net of tax, as a separate component of stockholders' equity. There were unrealized losses at both March 31, 1997 and December 31, 1996 of $841 thousand and $438 thousand, respectively. The securities portfolio is summarized on the previous page.

DEPOSITS

         Total deposits were $149.2 million at March 31, 1997 down from $154.3 million at December 31, 1996. The Bank offers a full range of deposit services, including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Deposits represent the primary funding source of the Company. The decrease in deposits is primarily due to cyclical fluctuations in corporate non-interest bearing account balances from year-end 1996. A summary of deposit balances at March 31, 1997 and December 31, 1996 is shown in the following schedule.



                                                                 March 31                    December 31
(dollars in thousands)                                             1997                         1996
---------------------------------------------------------------------------------------------------------
NOW                                                                  $12,540                     $12,178
Savings                                                               12,204                      10,690
Money Market                                                          17,124                      16,979
Certificates of Deposit less than $100,000                            56,862                      56,607
Certificates of Deposit greater than $100,000                         15,021                      15,858
IRA and Keogh                                                          8,570                       8,551
---------------------------------------------------------------------------------------------------------
     Total Interest-Bearing Deposits                                $122,321                    $120,863
Non-Interest-Bearing Deposits                                         26,913                      33,466
---------------------------------------------------------------------------------------------------------
Total Deposits                                                      $149,234                    $154,329
=========================================================================================================


OTHER BORROWINGS

        The Company borrows short-term and long-term monies in the form of purchased Federal Funds, repurchase agreements, and from the Federal Home Loan Bank of Atlanta. At both March 31, 1997 and December 31, 1996 there were no Federal Funds Purchased. A summary of other borrowings is presented to the right.

                             March 31,     December 31,
  (dollars in thousands)        1997           1996
  -------------------------------------------------------
  Repurchase agreements        $14,276           $17,904
  FHLB  borrowings               1,121             1,121
  Cash Overdraft                     0               969
  Other long-term debt           1,180             1,185
  -------------------------------------------------------
    Total Other Borrowings     $16,577           $21,179
  =======================================================

INTEREST RATE SENSITIVITY

         The Company monitors interest rate sensitivity of the balance sheet and reviews asset and liability repricing weekly to minimize the earnings sensitivity to changes in interest rates while maintaining a net interest margin within the Company's objectives. The following table represents the Company's interest rate sensitivity at March 31, 1997, using known maturities and repricing schedules of loans, deposits and securities. This table presents a position that existed at one particular day and is not necessarily indicative of the Company's position at any other time.

RATE SENSITIVITY ANALYSIS AT MARCH 31, 1997

                                                                        Interest Sensitivity Period
                                       ----------------------------------------------------------------------------------------
                                                              After 3 months      After 6 months
(dollars in thousands)                    Within 3 months    Within 6 months     Within 12 months   After 12 months      Total
-------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                                              87,335              4,165                 5,897           29,203    126,600
Investment securities                                 235                 --                    --           37,103     37,338
Federal Funds Sold                                     --                 --                    --               --         --
-------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                       87,570              4,165                 5,897           66,306    163,938
===============================================================================================================================
EARNING ASSET FUNDING:
Interest-bearing deposits                          58,000             12,071                16,785           35,465    122,321
Other borrowed funds                               14,152                985                    --               --     15,137
Other long-term debt                                   --                 --                    --            1,180      1,180
Non-interest bearing funds                         26,913                 --                    --               --     26,913
-------------------------------------------------------------------------------------------------------------------------------
        Earning assets funding                     99,065             13,056                16,785           36,645    165,551
===============================================================================================================================
RATE SENSITIVITY GAP:
Period                                            (11,495)            (8,891)              (10,888)          29,661     (1,613)
Cumulative                                        (11,495)           (20,386)              (31,274)          (1,613)        --
-------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
Period                                             -7.01%             -5.42%                -6.64%           18.09%     -0.98%
Cumulative                                         -7.01%            -12.44%               -19.08%           -0.98%      0.00%
-------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY

         The Company maintains a stable base of core deposits, cash and cash equivalents, federal funds sold, and securities available for sale to meet potential funding needs of loan and deposit customers. The total of cash and due from banks, available for sale securities (not pledged) and Federal funds sold was $34.5 million at March 31, 1997 and $39.7 million at December 31, 1996, respectively.

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

                                                        Patriot National          First Patriot                 Well-
                                                              Bank               Bankshares Corp.            Capitalized
                                                            MARCH 31                 MARCH 31                 Regulatory
(dollars in thousands)                                        1997                     1997                    Minimums
-----------------------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 Capital:
   Shareholders' common equity                                      $12,705                 $14,744
   Less disallowed intangibles                                           --                     225
   Add unrealized holding losses
      on available for sale securities                                  555                     555
----------------------------------------------------------------------------------------------------
                     Total Tier 1 capital                            13,260                  15,074
----------------------------------------------------------------------------------------------------
Tier 2 Capital:
   Qualifying allowance for loan
      losses                                                          1,581                   1,603
----------------------------------------------------------------------------------------------------
                     Total Tier 2 capital                             1,581                   1,603
----------------------------------------------------------------------------------------------------
                Total Capital                                       $14,841                 $16,677
====================================================================================================
Gross risk-adjusted assets                                          126,460                 128,270
   Less excess allowance for loan
     losses                                                             167                     145
----------------------------------------------------------------------------------------------------
                     Net risk-adjusted assets                       126,293                 128,125
Average total assets                                                181,468                 183,564
----------------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to net risk-adjusted
   assets                                                            10.50%                  11.77%                    6.00%
Tier 2 capital to net risk-adjusted
   assets                                                             1.25%                   1.25%
-----------------------------------------------------------------------------------------------------------------------------
Total capital to net risk-adjusted
   assets                                                            11.75%                  13.02%                   10.00%
=============================================================================================================================

Leverage - Tier 1 capital to
   average assets                                                     7.31%                   8.21%                    5.00%
-----------------------------------------------------------------------------------------------------------------------------


of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 and Tier 2 capital is "total-risk based capital." The Company's Tier 1 capital and total risk-based capital ratios as of March 1997 are presented in the table above.

         In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage ratio of 3.00% plus an additional amount of at least 100 to 200 basis points. The Company's

Leverage ratio as of March 31, 1997 are summarized in the table above. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The Bank is subject to capital requirements adopted by the OCC that are substantially similar to those that apply to the Company. These ratios are in the table on the prior page.

INCOME STATEMENT ANALYSIS

         Interest income accounted for 86% of the Company's total income for the first quarter of 1997. Interest income was $4.1 million for the quarter ended March 31, 1997 compared to $3.4 million for the same period in 1996. The increase in interest income is a result of increased volume in earning assets. Interest and fees on loans totaled $3.3 million for the first quarter of 1997, up approximately 17% over the same period in 1996. Interest on investment securities increased 50% from $468 thousand in the first quarter of 1996 to $701 thousand as of March 31, 1997.

         Average earning assets totaled approximately $172 million for the first quarter of 1997, compared to $145 million for the first quarter of 1996; an increase of 19%. Average loans increased from $109.5 million in the first quarter of 1996 to $126.6 million for the same period in 1997.

         Average interest-bearing deposits in the first quarter of 1997 increased 21.8% over the first quarter of 1996. Average other borrowed funds was $18.8 thousand for the first quarter of 1997, up $1.5 million over the same period in 1996. Interest expense was $1.7 million and $1.4 million for the quarters ended March 31, 1997 and 1996, respectively. Net interest income was $2.4 million for the quarter ended March 31, 1997 and $2.1 million for the quarter ended March 31, 1996; an increase of 17.2%.

         Non-interest income consists mostly of service charges and fees on bank services and deposit accounts. Total non-interest income was $652 thousand for the first quarter of 1997 and $515 thousand for the same period in 1996; an increase of 26.6%.

         Salaries and benefits, occupancy and equipment, and other operating expenses make up the total of non-interest expense. These expenses increased $221 thousand from March 31, 1996 to March 31, 1997 to the current balance of $2.0 million. The increased non-interest expense is due partially to the expansion of the bank from 8 branches at March 31, 1996 to 9 branches at March 31, 1997 and the increase in loan personnel.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PATRIOT BANKSHARES CORPORATION
------------------------------------


By:                  /s/                                          May 14, 1997
         ----------------------------------------
         Carroll C. Markley
         President, Chief Executive Officer
         and Director




By:                   /s/                                         May 14, 1997
         ---------------------------------------
         Charles Wimer
         Senior Vice President and Chief Financial Officer

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.


Financial statements and schedules are included in Part 1, Item 1 above.

Exhibit 11 - Computation of earnings per share is on page 18.

Form 8 K - There were no reports on Form 8 K filed during the first quarter.