Form 10-K/A
period 1996-12-31
FIRST PATRIOT BANKSHARES CORP
filed 1997-07-15
CIK 855645

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10 - K/A

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the Fiscal Year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       SEC Commission File No :  0-22578

                      FIRST PATRIOT BANKSHARES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             State of  Virginia                                             54-151425
-------------------------------------------------                    -----------------------
(State or other jurisdiction of                                      (I.R.S. Employer
 incorporation or organization)                                      Identification No.)

12120 Sunset Hills Road, Reston, Virginia                                     22090
------------------------------------------                                   ------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K. [x]

         Based on the closing sales price of $16.56 per share of the registrant's common stock on June 30, 1997, as reported by the National Association of Securities Dealers under the symbol FPBK, the aggregate market value of the voting stock held by non-affiliates was approximately $33,466,584. There were 2,020,929 shares of Common Stock outstanding on June 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report and audited Financial Statements of First Patriot Bankshares Corporation at December 31, 1996 (the "Annual Report").

2. Proxy Statement for Special Shareholders Meeting (the "Proxy") to be held on July 17, 1997.

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, as set forth in the pages attached hereto:

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Financial Statements - Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the First Patriot Bankshares Corporation 401 (k) Profit Sharing Plans and Trust are filed herewith as Exhibit 19 to this Annual Report on Form 10-K/A.

2. Exhibits - The following additional exhibits are filed herewith as a part of this amendment No. 1 to the registrant's Annual Report on Form 10-K.

         99. The financial statements and exhibits required by Form 11-K with respect to the First Patriot Bankshares Corporation's 401(k) Profit Sharing Plan and Trust for the years ended December 31, 1996 and 1995.

         23. Consent of Independent Auditors with respect to form 10-K/A for the First Patriot Bankshares Corporation Profit Sharing Plan and Trust.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PATRIOT BANKSHARES CORPORATION

By  /s/  Charles Wimer                                 Date:   July 15, 1997

         Charles Wimer
         Senior Vice-President and C.F.O.